Form 10-Q
period 1996-06-30
CARDIOTHORACIC SYSTEMS INC
filed 1996-08-08
CIK 1009677

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      Form 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934.

     For the quarterly period ended June 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.
     For the transition period from _______________to ____________ .


                                Commission File Number
                                       0-27880


                             CardioThoracic Systems, Inc.
                           -------------------------------
                (Exact Name of Registrant as Specified in Its Charter)


                Delaware                               94-3228757
                --------                               ----------
      (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


    10600 N. Tantau Ave., Cupertino, CA                 95014-0739
   -----------------------------------                 ----------
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone, including area code: (408) 342-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
               (Item 1)       Yes     X       No
                                  ----------     ----------
               (Item 2)       Yes             No     X
                                  ----------     ----------

As of July 26, 1996, there were 12,949,163 shares of the Registrant's Common Stock outstanding.


Exhibit Index on page:   31
Total number of pages:   46

                             CARDIOTHORACIC SYSTEMS, INC.
                                        INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.


 Item 1.  Financial Statements

    CARDIOTHORACIC SYSTEMS, INC.

    Balance Sheets as of June 30, 1996 and
       December 31, 1995                                                     3

    Statements of Operations for the three and six months ended June 30,
       1996 and the cumulative period from June 15, 1995 (date of
       of inception) through June 30, 1996                                   4

    Statements of Cash Flows for the six months ended June 30,
       1996 and the cumulative period from June 15, 1995 (date of
       of inception) through June 30, 1996                                   5

    Notes to Financial Statements                                            6

    INFORMED CREATION

    Balance Sheets as of June 14, 1995 and
       December 31, 1994                                                     8

    Statements of Operations for the three and six months ended June 14,
       1995 and the cumulative period from November 3, 1993
       (date of inception) through June 14, 1995                             9

    Statements of Cash Flows for the six months ended June 14,
       1995 and the cumulative period from November 3, 1993
       (date of inception) through June 14, 1995                             10

    Notes to Financial Statements                                            11

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   12


PART II.  OTHER INFORMATION                                                  27

SIGNATURES                                                                   30

EXHIBIT INDEX                                                                31

Item 1. Financial Statements

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                                    BALANCE SHEETS


                                                            June 30,          December 31,
                                                              1996                1995
                                                         -------------      ---------------
                                                          (unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents                               $ 84,957,967       $     711,620
  Available-for-sale securities                                   -              2,582,782
  Notes receivable from officers                               115,000                -
  Prepaid expenses and other current assets                    391,112              30,571
                                                          ------------       -------------
     Total current assets                                   85,464,079           3,324,973

Property and equipment                                         452,260              66,244
  Less accumulated depreciation                                (28,752)             (1,781)
                                                          ------------       -------------
                                                               423,508              64,463

Notes receivable from officers                                 275,000                -
Other assets                                                    48,409                -
                                                          ------------       -------------
     Total assets                                         $ 86,210,996       $   3,389,436
                                                          ------------       -------------
                                                          ------------       -------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $    443,452       $      87,260
  Accrued liabilities                                          770,593              88,499
                                                          ------------       -------------
     Total current liabilities                               1,214,045             175,759

Stockholders' equity:
  Convertible preferred stock, par value $0.001                   -                  4,025
  Common stock, par value $0.001                                12,949               2,800
  Additional paid-in capital                               103,184,818           6,006,335
  Accumulated deficit                                       (7,842,345)           (997,213)
  Deferred compensation                                    (10,358,471)         (1,802,270)
                                                          ------------       -------------
Total stockholders' equity                                  84,996,951           3,213,677
                                                          ------------       -------------

Total liabilities and stockholders' equity                $ 86,210,996        $  3,389,436
                                                          ------------       -------------
                                                          ------------       -------------

See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                               STATEMENTS OF OPERATIONS
                                     (unaudited)



                                                                                                                  Period from
                                                                                                                 June 15, 1995
                                                                       Three Months Ended   Six Months Ended  (date of inception) to
                                                                         June 30, 1996       June 30, 1996        June 30, 1996
                                                                       ------------------   ----------------  ----------------------
Operating expenses:
   Research and development                                              $  2,518,141        $   5,148,772         $  5,637,319
   Marketing, general, and administrative                                   1,506,398            2,588,417            3,144,090
                                                                         ------------        -------------         ------------
     Total operating expenses                                               4,024,539            7,737,189            8,781,409
                                                                         ------------        -------------         ------------
Loss from operations                                                       (4,024,539)          (7,737,189)          (8,781,409)

Interest income                                                               853,619              892,057              939,064
                                                                         ------------        -------------         ------------
Net loss                                                                 $ (3,170,920)       $  (6,845,132)        $ (7,842,345)
                                                                         ------------        -------------         ------------
                                                                         ------------        -------------         ------------
Net loss per share                                                       $      (0.27)       $       (0.64)        $      (0.78)
                                                                         ------------        -------------         ------------
                                                                         ------------        -------------         ------------
Shares used in computing
     net loss per share                                                    11,937,336           10,705,813           10,042,865
                                                                         ------------        -------------         ------------
                                                                         ------------        -------------         ------------

See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                                                                               Period from
                                                                                                             June 15, 1995
                                                                                       Six Months Ended  (date of inception) to
                                                                                        June 30, 1996       June 30, 1996
                                                                                       ----------------   -----------------------
OPERATING ACTIVITIES
   Net loss                                                                            $  (6,845,132)        $  (7,842,345)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                                            26,971                28,752
      Amortization of deferred compensation                                                3,393,996             3,654,181
   Changes in operating assets and liabilities:
      Notes receivable from officers                                                        (390,000)             (390,000)
      Prepaid expenses and other current assets                                             (360,541)             (391,112)
      Accounts payable                                                                       356,192               443,452
      Accrued liabilities                                                                    682,094               770,593
                                                                                       -------------         -------------
          Net cash used in operating activities                                           (3,136,420)           (3,726,479)

INVESTING ACTIVITIES
   Purchases of property and equipment                                                      (386,016)             (452,260)
   Purchase of available-for-sale securities                                                    -               (2,582,782)
   Proceeds from maturities of available-for-sale securities                               2,582,782             2,582,782
   Increase in other assets                                                                  (48,409)              (48,409)
                                                                                       -------------         -------------
          Net cash used in investing activities                                            2,148,357              (500,669)

FINANCING ACTIVITIES
   Proceeds from issuance of promissory note                                                    -                  100,000
   Repayment of promissory note                                                                 -                 (100,000)
   Proceeds from issuance of convertible promissory notes, net                                  -                  196,173
   Proceeds from issuance of convertible preferred stock                                     995,750             4,748,010
   Proceeds from issuance of common stock                                                 84,238,660            84,240,932
                                                                                       -------------         -------------
          Net cash provided by financing activies                                         85,234,410            89,185,115

     Net increase in cash and cash equivalents                                            84,246,347            84,957,967

     Cash and cash equivalents at beginning of period                                        711,620                  -
                                                                                       -------------         -------------
     Cash and cash equivalents at end of period                                        $  84,957,967         $  84,957,967
                                                                                       -------------         -------------
                                                                                       -------------         -------------
Supplemental schedule of non cash investing and financing activities:
   Conversion of promissory notes for Series A preferred stock                                               $    200,000


See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996
                                     (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1996 or for any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S - 1 (No. 333-1840) filed with the Securities and Exchange Commission.

Note 2.  Formation and Business of the Company

     CardioThoracic Systems, Inc. (the Company) was incorporated in the state of California on June 15, 1995 and subsequently acquired all of the intellectual property assets from its predecessor, Informed Creation, a sole proprietorship, and expensed the purchase price to research and development as purchased in process research and development technology. The Company designs, develops, manufactures and markets surgical products and systems for minimally invasive cardiothoracic surgery. The Company is in the development stage and since inception has devoted substantially all of its efforts to develop its product, raise capital and recruit personnel.

Note 3.  Available-for-Sale Securities

     The Company has adopted the provisions of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Under the provisions of SFAS No. 115, the Company has classified its investments as of December 31, 1995 as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specified identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996
                                     (Unaudited)


     At December 31, 1995, available-for-sale securities consist of the following:


                                                  Unrealized     Accrued   Estimated
                                        Cost           Gain      Interest  Fair Value
                                   -------------- -------------- --------- ----------
     U.S. Government Securities    $2,561,854     $      -       $20,928   $2,582,782

     All available-for-sale securities had maturity dates of less than one year from December 31, 1995. There were no realized gains or losses for 1995 or for the six months ended June 30, 1996.

Note 4.  Net Loss Per Share

     Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period beginning twelve months prior to the Company's April 1996 initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented prior to the effective date of the Company's initial public offering (using the treasury stock method at the initial offering price for stock options and the if-converted method for convertible preferred stock).


Note 5.  Initial Public Offering

     The Company sold 5,117,500 shares of common stock (including 667,500 shares from the exercise of the underwriter's over-allotment option) at $18.00 per share through an initial public offering in April 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled approximately $84,229,000. Upon completion of the offering, all outstanding shares of Preferred Stock ( a total of 5,025,000 shares) were converted into shares of Common Stock on a one-for-one basis.

                                  INFORMED CREATION
                             (a development stage entity)
                                    BALANCE SHEETS





                                                   June 14,    December 31,
                                                     1995          1994
                                                 -----------   ------------
                                                 (unaudited)

                                   ASSETS

Current assets:
  Cash and cash equivalents                     $     6,146   $      3,333
                                                -----------   ------------
     Total current assets                             6,146          3,333

Property and equipment, net                           9,707         11,266
                                                -----------   ------------

     Total assets                              $     15,853    $    14,599
                                                -----------   ------------
                                                -----------   ------------




                LIABILITIES AND SOLE PROPRIETORSHIP CAPITAL


Current liabilities:
  Accounts payable                              $     1,618     $    1,105
                                                -----------   ------------
   Total current liabilities                          1,618          1,105

Sole proprietorship capital                          14,235         13,494
                                                -----------   ------------
   Total liabilities and sole proprietorship    $    15,853     $   14,599
                                                -----------   ------------
                                                -----------   ------------


See accompanying notes.                   8

                                  INFORMED CREATION
                             (a development stage entity)
                               STATEMENTS OF OPERATIONS
                                     (unaudited)



                                                                                  Period from
                                                                                November 3, 1993
                                        Three Months Ended   Six Months Ended (date of inception)
                                           June 14, 1995       June 14, 1995    to June 14, 1995
                                          ---------------     ---------------  ------------------
Costs and expenses:
   Research and development                 $    2,414          $    3,181         $    29,649
   General and administrative                    3,702               5,164              28,820
                                            ----------          ----------         -----------
     Total operating expenses                    6,116               8,345              58,469
                                            ----------          ----------         -----------

Loss from operations                            (6,116)             (8,345)        $   (58,469)

Interest and other income, net                      10                  24                  96
                                            ----------          ----------         -----------
Net loss                                    $   (6,106)         $   (8,321)        $   (58,373)
                                            ----------          ----------         -----------
                                            ----------          ----------         -----------


See accompanying notes.                   9

                                  INFORMED CREATION
                             (a development stage entity)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                                               Period from
                                                                             November 3, 1993
                                                    Six Months Ended       (date of inception)
                                                      June 14, 1995          to June 14, 1995
                                                    ----------------        -----------------
OPERATING ACTIVITIES
 Net loss                                            $    (8,321)            $    (58,373)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                            1,559                    4,751
 Changes in operating assets and liabilities:
  Accounts payable                                           513                    1,618
                                                     -----------             ------------
   Net cash used in operating activities                  (6,249)                 (52,004)

INVESTING ACTIVITIES
 Purchases of property and equipment                         -                    (14,458)
                                                     -----------             ------------
     Net cash used in investing activities                   -                    (14,458)

FINANCING ACTIVITIES
 Capital contributed                                      27,406                  118,240
 Distributions to sole proprietor                        (18,344)                 (45,632)
                                                     -----------             ------------
     Net cash provided by financing activities             9,062                   72,608

  Net increase in cash and cash equivalents                2,813                    6,146

  Cash and cash equivalents at beginning of period         3,333                      -
                                                     -----------             ------------
  Cash and cash equivalents at end of period         $     6,146               $    6,146
                                                     -----------             ------------
                                                     -----------             ------------


See accompanying notes.                    10

                                  INFORMED CREATION
                             (a development stage entity)
                            NOTES TO FINANCIAL STATEMENTS
                                    June 14, 1995
                                     (Unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the cumulative period from November 3, 1993 (date of inception) to June 14, 1995 included in the Company's Registration Statement on Form S - 1 (No. 333-1840) filed with the Securities and Exchange Commission.

Note 2.  Formation and Business of the Sole Proprietorship

    Informed Creation (the Sole Proprietorship) designs and develops surgical products and systems for minimally invasive surgery. The Sole Proprietorship was formed on November 3, 1993 and since inception has devoted substantially all of its efforts to develop its product, raise capital and recruit personnel.

    In September 1995, Informed Creation sold all of its intellectual property assets to CardioThoracic Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation, and to date the business has been engaged primarily in organizational, research and product development efforts. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995 the Company acquired all intellectual property assets of Informed Creation. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has never generated revenues and does not have experience in manufacturing, marketing or selling its products under development. There can be no assurance that the Company's development efforts will result in commercially available products, that the Company will be successful in introducing its products under development, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. The Company has experienced operating losses since its inception, and, as of June 30, 1996, the Company had an accumulated deficit of $7,842,345. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1997 as it continues to expend substantial resources to complete development of the Company's products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products under development will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    The Company's MIDCAB System is being developed in order to enable the majority of cardiothoracic surgeons to perform the MIDCAB procedure. Accordingly, the Company's success is dependent upon acceptance of the MIDCAB procedure by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. To date, the MIDCAB procedure has only been performed on a very limited basis by a small number of highly skilled cardiothoracic surgeons. Of the procedures performed to date, the vast majority have been performed on a single artery, typically the left anterior descending artery ("LAD") or, in substantially fewer instances, the right coronary artery ("RCA"), and an extremely limited number have been performed on the circumflex artery. A significant percentage of CABG procedures are performed on multiple vessels. To date, multiple vessel MIDCAB procedures have only been performed on an extremely limited basis, and there can be no assurance that the MIDCAB procedure will be effectively utilized for multiple bypasses on a more frequent basis. The Company is unable to predict how quickly, if at all, the MIDCAB procedure will be adopted by the medical community or, if it is adopted, the number of MIDCAB procedures that will be performed. The medical conditions that can be treated with the MIDCAB procedure can also be treated by widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Although the Company believes that the MIDCAB procedure has significant advantages over competing procedures, broad-based clinical adoption of the MIDCAB procedure will not occur until physicians determine that the procedure is an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of this procedure, and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform minimally invasive bypass surgery on a beating heart, and the willingness of such surgeons to perform such a procedure. Patient acceptance of the procedure will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with the procedure as compared to other treatments. Even if the clinical efficacy of the MIDCAB procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the MIDCAB procedure as compared to other currently available treatments. There can be no assurance that the MIDCAB procedure will gain clinical adoption. Failure of the MIDCAB procedure to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

    The MIDCAB System is the Company's primary near-term product focus and is expected to account for the great majority of the Company's revenues for the foreseeable future. The components of the MIDCAB System are in the early stages of development, and only certain of these instruments have been tested on humans on a limited basis. Therefore, they will require further development, as well as regulatory clearance, registration or approval, before they can be marketed in the United States or internationally. Designs for certain of these components have not yet been formalized, and final prototypes have not yet been developed. The Company has never sold any products, and there can be no assurance that the Company's development efforts will be successful or that its products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, registered, cleared or approved by regulatory authorities or successfully marketed. Nor can there be any assurance that demand for the MIDCAB System will be sufficient to allow profitable operations. Failure of the MIDCAB
System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

    Before the Company can market its products under development in the United States, the Company must obtain clearance or approval from the FDA. The Company has been notified by the FDA that it is exempted from filing a premarket notification for the CTS Access Platform and the Stabilizer and is allowed to market these products in the United States. The Company expects to file
510(k) premarket notifications for clearance to market additional components of the MIDCAB System and Saphenous Vein Harvesting System by the end of 1996. There can be no assurance that the Company will complete filings on this schedule, that the FDA will act favorably or quickly on the Company's 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, particularly if the Company packages and labels the components of the MIDCAB System as a surgical kit as currently planned, there can be no assurance that the FDA will not request additional data, require that the Company conduct clinical studies or require a more extensive regulatory submission known as a premarket approval ("PMA") application, causing the Company to incur substantial costs and delays. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

    In order for the Company to market its products under development in Europe and certain other international jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality. These regulations, including the requirements for registrations or approvals and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory registrations or approvals. Delays in receipt of these registrations or approvals to market its products under development, failure to receive these clearances or approvals, or future loss of previously received registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Risk factors" beginning on page 16 of this report; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

OPERATING DATA

    The following table sets forth the operating data of CardioThoracic Systems, Inc. and Informed Creation for the three and six months ended June 30, 1996 and June 14, 1995, respectively in order to facilitate management's discussion of financial results. Certain costs and expenses presented in the statements of operations of Informed Creation represent allocations and management estimates. As a result, the statements of operations presented are not strictly comparable.



                                        CardioThoracic Systems, Inc.      |             Informed Creation
                                    Three Months Ended  Six Months Ended  |   Three Months Ended  Six Months Ended
                                       June 30, 1996     June 30, 1996    |      June 14, 1995     June 14, 1995
                                       -------------     -------------    |      -------------     -------------
                                                                          |
                                                                          |
Operating Expenses:                                                       |
 Research and development               $ 2,518,141      $ 5,148,772      |         $ 2, 414          $ 3,181
 Marketing, general and                                                   |
  administrative                          1,506,398        2,588,417      |            3,702            5,164
                                        -----------      -----------      |         --------          -------
    Total operating expenses              4,024,539        7,737,189      |            6,116            8,345
                                                                          |
Loss from operations                     (4,024,539)      (7,737,189)     |           (6,116)          (8,345)
                                                                          |
Interest income, net                        853,619          892,057      |               10               24
                                        -----------      -----------      |         --------          -------

Net loss                                $(3,170,920)     $(6,845,132)     |         $ (6,106)         $(8,321)
                                        -----------      -----------      |         --------          -------
                                        -----------      -----------      |         --------          -------

RESULTS OF OPERATIONS

    CardioThoracic Systems, Inc. for the three and six months ended June 30, 1996 compared to Informed Creation for the three and six months ended June 14, 1995

    No revenues were recorded in either the three and six months ended June 30, 1996 or the three and six months ended June 14, 1995.

    The research and development expenses for the three and six months ended June 30, 1996 were $2,518,141 and $5,148,772, respectively compared to $2,414 and $3,181 for the three and six months ended June 14, 1995, respectively.
These increases were due in part to a $1,332,823 and $2,669,902 charge for amortization of deferred compensation in the three and six months ended June 30, 1996, respectively, with no such charges in 1995. The remaining increases were due to an increase in research and development staff and increased expenditures related to the continuing development of the instruments associated with the MIDCAB System and Saphenous Vein Harvesting System. The Company expects that research and development expenses will continue to increase substantially in 1996 as the Company expands its research and development activities related to the MIDCAB System, Saphenous Vein Harvesting System, valve repair and replacement and other research efforts.

    Marketing, general and administrative increased to $1,506,398 and $2,588,417 for the three and six months ended June 30, 1996, respectively compared to $3,702 and $5,164 for the three and six months ended June 14, 1995, respectively. These increases were due in part to a $336,146 and $724,094 charge for amortization of deferred compensation in the three and six months ended June 30, 1996, respectively, with no such charges in 1995. The remaining increase was due primarily to the hiring of marketing and administrative personnel and consultants, the Company's promotional efforts to increase market awareness of the Company and the MIDCAB procedure and establishing the Company's administrative infrastructure. The Company expects that sales and marketing and administrative expenses will continue to increase substantially in 1996 as the Company builds its sales and marketing and administrative organizations, develops and sponsors surgeon training programs, puts in place financial and management information and control systems, and makes expenditures to increase market awareness of the MIDCAB procedure and the MIDCAB System.

    The Company has recorded deferred compensation of $13,965,605 for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations. Amortization of deferred compensation charged to operating expenses in the three and six months ended June 30, 1996 totaled $1,668,969 and $3,393,996, respectively.

    Interest income increased to $853,619 and $892,057 for the three and six months ended June 30, 1996, respectively, compared to $10 and $24 for the three and six months ended June 14, 1995, respectively. The increase was primarily due to the interest received on higher average cash balances resulting from the completion of the Company's initial public offering in April 1996 as described in note 5 of the CardioThoracic Systems, Inc. Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed operations primarily from the sale of equity securities. As of June 30, 1996, the Company had raised approximately $89.2 million (net of stock issuance costs) from the sale of equity. As of June 30, 1996, cash and cash equivalents equaled $85.0 million. The Company's cash used in operations was $3,136,420 for the six months ended June 30, 1996, reflecting expenditures made primarily to increase research and development, to commence marketing activities and to support its administrative infrastructure.

    The Company sold 5,117,500 shares of common stock (including 667,500 shares from the exercise of the underwriter's over-allotment option) at $18.00 per share through an initial public offering in April 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled approximately $84,229,000.

    The Company plans to finance its operations principally from the approximately $84.2 million raised in its recent initial public offering and interest thereon, its existing capital resources and, to the extent available, lines of credit. The Company currently has no commitments for any credit facilities, such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that the net proceeds from the initial public offering, together with interest thereon and the Company's existing cash balances, will be sufficient to fund its operations through 1998. The Company's capital requirements depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, and other factors. The Company expects to devote substantial capital resources to research and development, to hire and develop a direct sales force in the United States and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

    At June 30, 1996, the Company had approximately $1,173,000 in federal and $1,135,000 in state net operating loss carryforwards, which expire in the years 2010 and 2000, respectively. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating losses and research and development credits before they can be fully utilized.

RISK FACTORS
    This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth in the following risk factors and elsewhere in this quarterly report on Form 10-Q.

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. To date, the Company has engaged primarily in organizational and research and product development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues and does not have experience in manufacturing, marketing or selling its products under development. There can be no assurance that the Company's development efforts will result in commercially available products, that the Company will be successful in introducing its products under development, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. The Company has experienced operating losses since its inception, and, as of June 30, 1996, the Company had an accumulated deficit of $7,842,345. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1997 as it continues to expend substantial resources to complete development of the Company's products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products under development will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    UNCERTAINTY OF CLINICAL ADOPTION OF MIDCAB PROCEDURE. The Company's MIDCAB System is being developed in order to enable the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored training, to perform the Minimally Invasive Direct Coronary Artery Bypass ("MIDCAB") procedure. Accordingly, the Company's success is dependent upon acceptance of the MIDCAB procedure by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. To date, the MIDCAB procedure has only been performed on a very limited basis by a small number of highly skilled cardiothoracic surgeons. Of the procedures performed to date, the vast majority have been performed on a single artery, typically the left anterior descending artery ("LAD") or, in substantially fewer instances, the right coronary artery ("RCA"), and an extremely limited number have been performed on the circumflex artery. A significant percentage of coronary artery bypass graft ("CABG") procedures are performed on multiple vessels. To date, multiple vessel MIDCAB procedures have only been performed on an extremely limited basis, and there can be no assurance that the MIDCAB procedure will be effectively utilized for multiple bypasses on a more frequent basis. The Company is unable to predict how quickly, if at all, the MIDCAB procedure will be adopted by the medical community or, if it is adopted, the number of MIDCAB procedures that will be performed. The medical conditions that can be treated with the MIDCAB procedure can also be treated by widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Broad-based clinical adoption of the MIDCAB procedure will not occur until physicians determine that the procedure is an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of this procedure, and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform minimally invasive bypass surgery on a beating heart, and the willingness of such surgeons to perform such a procedure. Patient acceptance of the procedure will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with the procedure as compared to other treatments. Even if the clinical efficacy of the MIDCAB procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the MIDCAB procedure as compared to other currently available treatments. There can be no assurance that the MIDCAB procedure will gain clinical adoption. Failure of the MIDCAB procedure to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON THE MIDCAB SYSTEM; UNCERTAINTY OF MARKET ACCEPTANCE OF THE MIDCAB SYSTEM. The MIDCAB System is the Company's primary near-term product focus and is expected to account for the great majority of the Company's revenues for the foreseeable future. The components of the MIDCAB System are in the early stages of development, and only certain of these instruments have been tested on humans on a limited basis. Therefore, they will require further development, as well as regulatory clearance or approval, before they can be marketed in the United States or internationally. Designs for certain of these components have not yet been formalized, and final prototypes have not yet been developed. The Company has never sold any products, and there can be no assurance that the Company's development efforts will be successful or that its products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, cleared or approved by regulatory authorities or successfully marketed. Nor can there be any assurance that demand for the MIDCAB System will be sufficient to allow profitable operations. Failure of the MIDCAB System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

    LACK OF REGULATORY APPROVALS. The design, manufacturing, labeling, distribution and marketing of the components of the MIDCAB System and the Saphenous Vein Harvesting System will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products under development in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market each of the components of the MIDCAB System and the Saphenous Vein Harvesting System through a 510(k) premarket notification. The Company has been notified by the FDA that it is exempted from filing a premarket notification for the CTS Access Platform and the Stabilizer and is allowed to market these products in the United States. The Company expects to file 510(k) premarket notifications for clearance to market additional components of the MIDCAB System and Saphenous Vein Harvesting System by the end of 1996. There can be no assurance that the Company will complete filings on this schedule, that the FDA will act favorably or quickly on the Company's 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, particularly if the Company packages and labels the components of the MIDCAB System as a surgical kit as currently planned, there can be no assurance that the FDA will not request additional data, require that the Company conduct clinical studies or require a more extensive regulatory submission known as a premarket approval ("PMA") application, causing the Company to incur substantial costs and delays. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

    In order for the Company to market its products under development in Europe and certain other international jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality. These regulations, including the requirements for registrations or approvals and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory registrations or approvals. Delays in receipt of registrations or approvals to market the Company's products under development, failure to receive these registrations or approvals, or future loss of previously received registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    The European Union has promulgated rules that require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its products under development, the Company will need to obtain certification that its processes meet ISO 9000 quality standards. Failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union after mid-1998. There can be no assurance that the Company will be successful in meeting ISO 9000 quality standards or other certification requirements.

    CONTINUING GOVERNMENT REGULATION. Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the products may be marketed. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. In addition, the Company's manufacturing processes will be required to comply with the Good Manufacturing Practices ("GMP") regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, will be subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. To date, the Company has not undergone such an inspection. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    HIGHLY COMPETITIVE MARKET; RISK OF ALTERNATIVE THERAPIES. The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Cordis Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments and CABG surgery are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiothoracic surgery is expected to be intense and to increase. Heartport, Inc., Medtronic, Inc., Research Medical Inc. and United States Surgical Corp. have announced that they are developing products to be used in minimally invasive coronary procedures. There can be no assurance that the MIDCAB procedure will replace any current treatments. Additionally, even if it is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing alternative procedures and technologies or competing devices to perform the same procedure or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MIDCAB procedures. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns two issued United States patents. The issued patents do not contain any claims that protect the Company's products that are currently under development. The Company is the licensee of a United States patent application for bipolar electrosurgical scissors that are used in the IMA Harvester and the Saphenous Vein Harvesting System. The Company has recently filed eight patent applications. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent application or United States and international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company as described in "Potential Litigation" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Costs associated with settlements, licensing and similar arrangements, may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    Legislation is pending in Congress that, if enacted in its present form, would limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as part of, devices or compositions which are themselves patentable. While the Company cannot predict whether the legislation will be enacted, or precisely what limitations will result from the law if enacted, any limitation or reduction in the patentability of medical and surgical methods and procedures could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

    In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. There can be no assurance that such confidentiality or proprietary information agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or be independently developed by competitors.

    POTENTIAL LITIGATION. Heartport, Inc. (formerly Stanford Surgical Technologies, Inc.), the former employer of the Company's founder and Chief Technical Officer, Charles S. Taylor, has alleged in certain correspondence that Mr. Taylor and the Company may have misappropriated trade secrets of the former employer and breached confidentiality obligations to the former employer. The former employer also claims an ownership interest in certain developments and products of the Company. The Company has agreed to provide for the defense of Mr. Taylor in the event that litigation is commenced. Litigation is subject to inherent uncertainties, especially in cases where complex technical issues are decided by a lay jury. Accordingly, no assurance can be given that if a lawsuit is commenced it would not be decided against the Company. Such an adverse determination could have a material adverse effect upon the Company's business, financial condition and results of operations.

    EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company believes that, if successfully developed, the Company's products under development could address a large potential market. There can be no assurance that the Company's development and marketing efforts will result in commercially available products to address this market, or that demand for the Company's products, once they are available, will grow. Even if demand for the Company's products does grow, there can be no assurance that the Company will be able to develop the necessary manufacturing capability; build and train the necessary manufacturing, sales and marketing teams; attract, retain and integrate the required key personnel; or implement the financial and management systems to meet growing demand for its products. Failure of the Company to successfully manage its growth would have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON KEY PERSONNEL. The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified scientific, technical, managerial and finance personnel in the future, including key manufacturing, sales and marketing personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, many employees of the Company, including a number of its key scientific, technical and managerial personnel, are subject to the terms of confidentiality agreements with respect to proprietary information of their former employers. The failure of these employees to comply with the terms of their agreements with, or other obligations to, such former employers could result in assertion of claims against the Company and such employees, which, if successful, could restrict their role with the Company and have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON SCIENTIFIC ADVISORS. The Company has established a Scientific Advisory Board including cardiothoracic surgery opinion leaders, prominent surgeons and leading interventional cardiologists who the Company believes have performed the vast majority of MIDCAB procedures. Members of the Scientific Advisory Board consult with the Company regarding research and development efforts at the Company, but are employed elsewhere on a full-time basis. As a result, they can only spend a limited amount of time on the Company's affairs. Although the Company has entered into consulting agreements, with terms ranging from six months to four years, and confidentiality agreements with each of the members of its Scientific Advisory Board, there can be no assurance that the consulting and confidentiality agreements between the Company and each of the members of the Scientific Advisory Board will not be terminated or breached, and there can be no assurance that any of such agreements will be renewed upon expiration.

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has no sales and only has a small sales and marketing organization. In the event the Company is successful in developing its products, manufacturing them in commercial quantities, and receiving necessary FDA clearances or approvals and other regulatory registrations or approvals, the Company intends to sell them in the United States and certain European countries through a direct sales force. In other markets, the Company intends to sell its products under development primarily through distributors or by means of collaborative arrangements. There can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to enter into agreements with distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products under development. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products under development, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative relationships could have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON THIRD-PARTY DEVELOPER.  The Company has an agreement with
Enable Medical Corp. ("Enable"), which provides for the co-development by Enable and the Company of the IMA Harvester and the Saphenous Vein Harvesting System. The Company is the exclusive licensee of the Saphenous Vein Harvesting System and has an exclusive license to the IMA Harvester in the area of minimally invasive cardiothoracic surgery. The successful development of these products will be largely dependent upon the efforts of Enable. The failure of Enable and the Company to develop the licensed products successfully could have a material adverse effect upon the Company's business, financial condition and results of operations.

    NO MANUFACTURING EXPERIENCE; SCALE-UP RISK. To date, the Company's manufacturing activities have consisted only of building certain prototype devices. As a result, the Company has no experience manufacturing its products under development in the volumes that would be necessary for the Company to achieve significant commercial sales, if the necessary regulatory clearances, registrations or approvals are obtained and the Company's products are successfully introduced. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. In the second half of 1996, the Company plans to relocate its operations to a larger facility, which will be used to manufacture its products. The integration of the Company's operations into a new facility may result in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY. If and when the Company begins to manufacture its products, it may contract with third parties for the manufacture of certain components or the performance of certain processes involved in the manufacturing cycle. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products under development until a new source of supply is qualified. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

    UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products under development, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedure in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products under development to obtain sufficient reimbursement from health care payors for the procedure in which the Company's products are intended to be used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

    If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

    RISKS RELATING TO INTERNATIONAL OPERATIONS. In the event the Company is successful in developing its products, manufacturing them in commercial quantities, and receiving necessary FDA and foreign regulatory registrations or approvals, the Company plans to market its products in international markets. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The anticipated international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products under development are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

    PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The development, manufacture and sale of medical products entail significant risk of product liability claims and product recalls. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage if any products are used in clinical trials or successfully commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

    POSSIBLE FUTURE CAPITAL REQUIREMENTS. The Company's capital requirements depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, and other factors. The Company expects to devote substantial capital resources for research and development, to hire and develop a direct sales force in the United States and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

    POTENTIAL VOLATILITY OF STOCK PRICE. The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Common Stock may be highly volatile. Factors such as variations in the Company's financial results, comments by securities analysts, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights or litigation may have a significant adverse effect on the market price of the Common Stock.

    SHARES ELIGIBLE FOR FUTURE SALE; POTENTIAL ADVERSE EFFECT ON PRICE OF
COMMON STOCK. Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price of the Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and lock-up agreements under which all directors, executive officers and certain other stockholders of the Company that beneficially own or have dispositive power over substantially all of the shares of Common Stock outstanding prior to the Company's initial public offering, have agreed not to sell or otherwise dispose of any of their shares without the prior written consent of UBS Securities LLC. However, UBS Securities LLC may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to such lock-up agreements. As a result of these restrictions, based on shares outstanding and options granted as of April 1, 1996, the following shares of Common Stock will be eligible for future sale. Upon expiration of the lock-up agreements on October 15, 1996, 1,740,470 shares of Common Stock will become eligible for resale in the public market pursuant to Rule 701 subject in some cases to volume restrictions. An additional 6,086,193 shares held by existing stockholders will become eligible for sale following the expiration of the lock-up agreements at various times over a period of less than two years following completion of the Company's initial public offering, subject in some cases to volume restrictions. The Company intends to file a registration statement on Form S-8 under the Securities Act to register the future issuance of all shares of Common Stock reserved for issuance under the Company's Incentive Stock Plan, Nonstatutory Stock Option Plan, Director Option Plan and Employee Stock Purchase Plan. As of April 1, 1996, an aggregate of 1,971,500 shares of Common Stock were reserved for issuance pursuant to outstanding options and 883,500 shares of Common Stock were reserved for future grant under the Company's Incentive Stock Plan, Nonstatutory Stock Option Plan, Director Option Plan and Employee Stock Purchase Plan. Such registration statement will automatically become effective upon filing. Accordingly, shares registered thereunder will, subject to Rule 144 limitations applicable to affiliates, be available for sale in the public market, except to the extent that such shares are subject to vesting restrictions with the Company or certain contractual restrictions on sale or transfer. The holders of approximately 5,025,000 shares of Common Stock are entitled to certain demand and piggyback rights with respect to registration of such shares under the Securities Act. If such holders, by exercising their demand registration rights, cause a large number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price of the Company's Common Stock. If the Company were to initiate a registration and include shares held by such holders pursuant to the exercise of their piggyback registration rights, such sales could have an adverse effect on the Company's ability to raise needed capital.

    ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAWS PROVISIONS ON PRICE OF COMMON STOCK. Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings and may eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

    CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES. The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 40.9% of the Company's outstanding shares of Common Stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

         None

    Item 2.  Changes in Securities

              Upon the closing of the Company's initial public offering in April 1996, all outstanding shares of preferred stock were automatically converted into 5,025,000 shares of common stock. Promptly following such closing, the Company filed a Restated Certificate of Incorporation which eliminated the previously authorized preferred stock, authorized 5,000,000 shares of undesignated preferred stock and increased the authorized common stock to 20,000,000 shares.

    Item 3.  Defaults upon Senior Securities

         None

    Item 4.   Submission of Matters to a Vote of Security Holders

         None

    Item 5.  Other Information

         None

    Item 6.  Exhibits and Reports on Form 8 - K.

         a)   Exhibits


                3.1* Restated Certificate of Incorporation, as in effect prior to initial public offering.

                3.2*    Restated Certificate of Incorporation.

                3.3*    Bylaws of Registrant.

                4.1*    Specimen Common Stock Certificate.

               10.1* Form of Indemnification Agreement between the Company and each of its directors and officers.

               10.2*    Incentive Stock Plan and form of Agreements thereunder.

               10.3* Director Option Plan and form of Director Stock Option Agreement thereunder.

               10.4* Employee Stock Purchase Plan and forms of agreements thereunder.

               10.5* Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement thereunder.

               10.6* Form of Employment, Confidential Information and Invention Assignment Agreement.

               10.7* Consulting Letter Agreement, dated May 17, 1994, between Informed Creation and Susan W. Vican.

               10.8* Consulting Agreement, dated June 30, 1995, between the Company and Federico Benetti, M.D.

               10.9* Assignment Agreement, dated June 30, 1995 (as amended by Amendment Agreement dated August 31, 1995), between the Company and Federico Benetti, M.D.

              10.10* Employment Letter Agreement, dated September 5, 1995, between the Company and Charles S. Taylor.

              10.11* Assignment Agreement, dated September 7, 1995, between the Company and Charles S. Taylor.

              10.12* Shareholder Rights Agreement dated September 8, 1995 (as amended January 3, 1996) between the Company and certain holders of the Registrant's securities.

              10.13* Letter Agreement regarding Heartport trade secret allegations, dated October 11, 1995, between the Company and Charles S. Taylor.

              10.14* Assignment, Assumption of Lease and Consent, dated November 9, 1995, between the Company and
                        Cardiovascular Concepts, Inc. ("CVC") for the premises located at 3260 Alpine Road, Portola Valley, California 94028.

              10.15* Assignment, Assumption of Lease and Consent, dated November 9, 1995, between the Company and CVC for the premises located at 3280 Alpine Road, Portola Valley, California 94028.

              10.16* Promissory Note, dated December 4, 1995, between the Company and Ivan Sepetka.

              10.17* Consent to Assignment, dated December 22, 1995, among the Company, Viking Partners, Inc. ("Viking"), CVC and Fogarty Engineering, Inc. for the premises located at 3260 Alpine Road, Portola Valley, California 94028.

              10.18* Consent to Assignment, dated December 22, 1995, among the Company, Viking, CVC and General Surgical Innovations, Inc. for the premises located at 3280 Alpine Road, Portola Valley, California 94028.

              10.19* First Amendment to Assignment, Assumption of Lease and Consent, dated December 22, 1995, between the Company and CVC for the premises located at 3260 Alpine Road, Portola Valley, California 94028.

              10.20* First Amendment to Assignment, Assumption of Lease and Consent, dated December 22, 1995, between the Company and CVC for the premises located at 3280 Alpine Road, Portola Valley, California 94028.

              10.21* Consulting Agreement, dated February 21, 1996, between the Company and Thomas J. Fogarty, M.D.

              10.22* Development and License Agreement, dated February 19, 1996, between the Company and Enable Medical Corp.

              10.23* Employment Letter Agreement, dated March 15, 1996, between the Company and Steve M. Van Dick.

              10.24* Lease dated March 29, 1996 for space located at 10600 North Tantau Avenue, Cupertino, California between the Company and Spieker Properties, L.P.

            10.25(1) Employment Letter Agreement, dated February 22, 1996, between the Company and Thomas Afzal.

            10.26(1) Employment Letter Agreement, dated March 13, 1996, between the Company and Robert Rosenbluth.

               10.27 Employment Agreement, dated April 19, 1996, between the Company and Steve Van Dick.

               10.28 Promissory Note for $300,000 dated April 29, 1996, between the Company and Thomas Afzal.

               10.29 Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael J. Billig.

               10.30 Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.

               11.1     Calculation of earnings per share.
- ---------------------

* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).

(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10Q for the period ended March 31, 1996.

         b)  Reports on Form 8 - K

              None

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August  7, 1996                 CARDIOTHORACIC SYSTEMS, INC.



                                       /S/ Richard M. Ferrari
                                       -------------------------------------
                                       Richard M. Ferrari
                                       President and Chief Executive Officer



                                       /S/ Steve Van Dick
                                       -------------------------------------
                                       Steve Van Dick
                                       Vice President, Finance and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                    EXHIBIT INDEX

Exhibit                                                               Page
Number                 Exhibit Description                           Number
- ------             ---------------------------                       ------

10.27         Employment  Agreement, dated June 13, 1996, between
              Company and Steve Van Dick.                               32

10.28         Promissory Note for $300,000 dated April 29, 1996,
              between the Company and Thomas Afzal.                     40

10.29         Promissory Note for $35,000 dated May 20, 1996,
              between the Company and Michael J. Billig.                43

10.30         Promissory Note for $55,000 dated June 5, 1996,
              between the Company and Thomas Afzal.                     44

11.1          Calculation of earnings per share.                        46