Form 10-Q
period 1996-09-30
CARDIOTHORACIC SYSTEMS INC
filed 1996-11-12
CIK 1009677

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      Form 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange -----Act of 1934.

               For the quarterly period ended September 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
-----Exchange Act of 1934.  For the transition period from         to         .
                                                          ---------  ---------

                                Commission File Number
                                       0-27880


                             CardioThoracic Systems, Inc.
                             ----------------------------
                (Exact Name of Registrant as Specified in Its Charter)


                               Delaware                        94-3228757
                               --------                        ----------
                    (State or Other Jurisdiction of         (I.R.S. Employer
                    Incorporation or Organization)         Identification No.)


                  10600 N. Tantau Ave., Cupertino, CA          95014-0739
                  -----------------------------------          ----------
                (Address of Principal Executive Offices)       (Zip Code)

               Registrant's telephone, including area code: (408) 342-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                       -----  -----


As of November 4, 1996, there were 12,991,672 shares of the Registrant's Common Stock outstanding.



Exhibit Index on page:   27
Total number of pages:   33

                             CARDIOTHORACIC SYSTEMS, INC.
                                        INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

    Item 1.  Financial Statements

             Condensed Balance Sheets as of September 30, 1996 and
               December 31, 1995                                               3

             Statements of Operations for the three months ended
               September 30, 1996 and 1995                                     4

             Statements of Operations for the nine months ended September 30,
               1996 and the cumulative period from June 15, 1995 (date of inception) through September 30, 1996 for CardioThoracic
               Systems, Inc.  Statement of Operations for the period
               January 1, 1995 through June 14, 1995 for Informed Creation. Statement of Operations for the period June 15, 1995 through September 30, 1995 for CardioThoracic Systems, Inc.
               Statement of Operations for the nine months ended
               September 30, 1995 for the Combined entity                      5

             Statements of Cash Flows for the nine months ended September 30,
               1996 and the cumulative period from June 15, 1995 (date of inception) through September 30, 1996 for CardioThoracic
               Systems, Inc.  Statement of Cash Flows for the period
               January 1, 1995 through June 14, 1995 for Informed Creation. Statement of Cash Flows for the period June 15, 1995 through September 30, 1995 for CardioThoracic Systems, Inc.
               Statement of Cash Flows for the nine months ended September
               30, 1995 for the Combined entity                                6

             Notes to Financial Statements                                     7


    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10


PART II.  OTHER INFORMATION                                                   23

SIGNATURES                                                                    26

EXHIBIT INDEX                                                                 27

Item 1. Financial Statements

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                               CONDENSED BALANCE SHEETS



                                                September 30,    December 31,
                                                     1996            1995
                                               --------------   -------------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $  48,892,562     $   711,620
  Available-for-sale securities                    32,408,328       2,582,782
  Notes receivable from officers                      115,000            -
  Prepaid expenses and other current assets           175,484          30,571
                                               --------------   -------------
     Total current assets                          81,591,374       3,324,973

Property and equipment                              2,221,153          66,244
  Less accumulated depreciation                      (116,159)         (1,781)
                                               --------------   -------------
                                                    2,104,994          64,463

Notes receivable from officers                        984,583            -
Other assets                                           51,659            -
                                               --------------   -------------
     Total assets                               $  84,732,610    $  3,389,436
                                               --------------   -------------
                                               --------------   -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  574,189      $   87,260
  Accrued liabilities                               1,812,611          88,499
                                               --------------   -------------
     Total current liabilities                      2,386,800         175,759

Stockholders' equity:
  Convertible preferred stock, par value $0.001             -           4,025
  Common stock, par value $0.001                       12,984           2,800
  Additional paid-in capital                      103,182,203       6,006,335
  Accumulated deficit                             (12,159,875)       (997,213)
  Deferred compensation                            (8,689,502)     (1,802,270)
                                               --------------   -------------
Total stockholders' equity                         82,345,810       3,213,677

                                               --------------   -------------
Total liabilities and stockholders' equity      $  84,732,610   $   3,389,436
                                               --------------   -------------
                                               --------------   -------------

See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                               STATEMENTS OF OPERATIONS
                                     (unaudited)



                                               Three Months Ended      Three Months Ended
                                               September 30, 1996      September 30, 1995
                                               ------------------      ------------------

Operating expenses:
   Manufacturing start-up expenses             $          213,218      $             -
   Research and development                             3,130,895                  76,815
   Marketing, general, and administrative               2,070,676                 153,061
                                               ------------------      ------------------
     Total operating expenses                           5,414,789                 229,876
                                               ------------------      ------------------

Loss from operations                                   (5,414,789)               (229,876)

Interest income                                         1,097,259                     278
                                               ------------------      ------------------

Net loss                                       $       (4,317,530)     $         (229,598)
                                               ------------------      ------------------
                                               ------------------      ------------------

Net loss per share                             $            (0.33)     $            (0.02)
                                               ------------------      ------------------
                                               ------------------      ------------------

Shares used in computing
     net loss per share                                12,966,283               9,449,054
                                               ------------------      ------------------
                                               ------------------      ------------------

See accompanying notes.

                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                   CardioThoracic Systems,         Informed Creation   CardioThoracic Systems,
                                                    Inc.(a company in the           (a development      Inc.(a company in the
                                                      development stage)             stage entity)        development stage)
                                                      Nine Months Ended           January 1, 1995 to       June 15, 1995 to
                                                      September 30, 1996             June 14, 1995        September 30, 1995
                                                    ----------------------------------------------------------------------------

Operating expenses:
   Manufacturing start-up expenses                    $            213,218         $            -            $            -
   Research and development                                      8,279,667                     2,808                    79,391
   Marketing, general, and administrative                        4,659,093                     5,537                   153,259
                                                    ----------------------------------------------------------------------------
     Total operating expenses                                   13,151,978                     8,345                   232,650
                                                    ----------------------------------------------------------------------------


Loss from operations                                           (13,151,978)                   (8,345)                 (232,650)

Interest income                                                  1,989,316                        24                       278
                                                    ----------------------------------------------------------------------------

Net loss                                              $        (11,162,662)        $          (8,321)        $        (232,372)
                                                    ----------------------------------------------------------------------------
                                                    ----------------------------------------------------------------------------

Net loss per share                                    $              (0.98)                                  $           (0.02)
                                                   -----------------------                                 -------------------
                                                   -----------------------                                 -------------------

Shares used in computing
     net loss per share                                         11,418,958                                           9,449,054
                                                   -----------------------                                 -------------------
                                                   -----------------------                                 -------------------

                                                                             CardioThoracic Systems,
                                                                              Inc. (a company in the
                                                  CardioThoracic Systems,       development stage)
                                                Inc. and Informed Creation         June 15, 1995
                                                 Combined January 1, 1995    (date of inception) to
                                                   to September 30, 1995        September 30, 1996
                                                 -----------------------------------------------------

Operating expenses:
   Manufacturing start-up expenses                    $               -            $         213,218
   Research and development                                         82,199                 8,768,214
   Marketing, general, and administrative                          158,796                 5,214,766
                                                 -----------------------------------------------------
     Total operating expenses                                      240,995                14,196,198
                                                 -----------------------------------------------------

Loss from operations                                              (240,995)              (14,196,198)

Interest income                                                        302                 2,036,323
                                                 -----------------------------------------------------

Net loss                                              $           (240,693)        $     (12,159,875)
                                                 -----------------------------------------------------
                                                 -----------------------------------------------------

Net loss per share                                                                 $           (1.15)
                                                                               ---------------------
                                                                               ---------------------

Shares used in computing
     net loss per share                                                                   10,588,771
                                                                               ---------------------
                                                                               ---------------------

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                   CardioThoracic Systems,         Informed Creation   CardioThoracic Systems,
                                                    Inc.(a company in the           (a development      Inc.(a company in the
                                                      development stage)             stage entity)        development stage)
                                                      Nine Months Ended           January 1, 1995 to       June 15, 1995 to
                                                      September 30, 1996             June 14, 1995        September 30, 1995
                                                    ----------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                           $        (11,162,662)        $          (8,321)        $        (232,372)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                 114,378                     1,559
      Amortization of deferred compensation                      5,062,965
   Changes in operating assets and liabilities:
      Notes receivable from officers                            (1,099,583)
      Prepaid expenses and other current assets                   (144,913)                                             (1,765)
      Accounts payable                                             486,929                       513                    76,946
      Accrued liabilities                                        1,724,112                                              51,682
                                                    ----------------------------------------------------------------------------
          Net cash used in operating activities                 (5,018,774)                   (6,249)                 (105,509)

INVESTING ACTIVITIES
   Purchases of property and equipment                          (2,154,909)                                             (8,642)
   Purchase of available-for-sale securities                   (32,408,328)
   Proceeds from maturities of
     available-for-sale securities                               2,582,782
   Increase in other assets                                        (51,659)
                                                    ----------------------------------------------------------------------------
          Net cash used in investing activities                (32,032,114)                        -                    (8,642)

FINANCING ACTIVITIES
   Capital contributed                                                                        27,406
   Distributions to sole proprietor                                                          (18,344)
   Proceeds from issuance of promissory note                                                                           100,000
   Repayment of promissory note                                                                                       (100,000)
   Proceeds from issuance of convertible
     promissory notes, net                                                                                             196,173
   Proceeds from issuance of convertible preferred
     stock                                                         996,278                                           3,777,206
   Proceeds from issuance of common stock                       84,235,552                                               2,717
                                                    ----------------------------------------------------------------------------
          Net cash provided by financing activies               85,231,830                     9,062                 3,976,096

     Net increase in cash and cash equivalents                  48,180,942                     2,813                 3,861,945

     Cash and cash equivalents at beginning of
       period                                                      711,620                     3,333                      -
                                                    ----------------------------------------------------------------------------
     Cash and cash equivalents at end of period       $         48,892,562         $           6,146        $        3,861,945
                                                    ----------------------------------------------------------------------------
                                                    ----------------------------------------------------------------------------





                                                                             CardioThoracic Systems,
                                                                              Inc. (a company in the
                                                  CardioThoracic Systems,       development stage)
                                                Inc. and Informed Creation         June 15, 1995
                                                 Combined January 1, 1995    (date of inception) to
                                                   to September 30, 1995        September 30, 1996
                                                 -----------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                    $  (240,693)           $  (12,159,875)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                   1,559                   116,159
      Amortization of deferred compensation                                                5,323,150
   Changes in operating assets and liabilities:
      Notes receivable from officers                                                      (1,099,583)
      Prepaid expenses and other current assets                     (1,765)                 (175,484)
      Accounts payable                                              77,459                   574,189
      Accrued liabilities                                           51,682                 1,812,611
                                                 ------------------------------------------------------
          Net cash used in operating activities                   (111,758)               (5,608,833)

INVESTING ACTIVITIES
   Purchases of property and equipment                              (8,642)               (2,221,153)
   Purchase of available-for-sale securities                                             (34,991,110)
   Proceeds from maturities of available-for-
     sale securities                                                                       2,582,782
   Increase in other assets                                                                  (51,659)
                                                 ------------------------------------------------------
          Net cash used in investing activities                     (8,642)              (34,681,140)

FINANCING ACTIVITIES
   Capital contributed                                              27,406
   Distributions to sole proprietor                                (18,344)
   Proceeds from issuance of promissory note                       100,000                   100,000
   Repayment of promissory note                                   (100,000)                 (100,000)
   Proceeds from issuance of convertible
     promissory notes, net                                         196,173                   196,173
   Proceeds from issuance of convertible
     preferred stock                                             3,777,206                 4,748,010
   Proceeds from issuance of common stock                            2,717                84,238,352
                                                 ------------------------------------------------------
          Net cash provided by financing activies                3,985,158                89,182,535

     Net increase in cash and cash equivalents                   3,864,758                48,892,562

     Cash and cash equivalents at beginning
       of period                                                     3,333                      -
                                                 ------------------------------------------------------
     Cash and cash equivalents at end of period       $          3,868,091         $      48,892,562
                                                 ------------------------------------------------------
                                                 ------------------------------------------------------

Supplemental schedule of non cash investing and
  financing activities:
   Conversion of promissory notes for Series A
     preferred stock                                                               $         200,000


See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996
                                     (Unaudited)


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

Note 2.  Formation and Business of the Company

    CardioThoracic Systems, Inc. (the Company) was incorporated in the state of California on June 15, 1995 and subsequently acquired all of the intellectual property assets of its predecessor, Informed Creation, a sole proprietorship, and expensed the purchase price to research and development as purchased in process research and development technology. The Company designs, develops, manufactures and markets surgical products and systems for minimally invasive cardiothoracic surgery. The Company is in the development stage and since inception has devoted substantially all of its efforts to develop its products, raise capital and recruit personnel.

    Informed Creation (the Sole Proprietorship) designed and developed surgical products and systems for minimally invasive surgery. The Sole Proprietorship was formed on November 3, 1993 and from inception until the sale of its intellectual property devoted substantially all of its efforts to develop its products and raise capital.

Note 3.  Available-for-Sale Securities

    The Company has adopted the provisions of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Under the provisions of SFAS No. 115, the Company has classified its investments as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996
                                     (Unaudited)

Note 3.  Available-for-Sale Securities (cont)

discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

    At September 30, 1996, available-for-sale securities consist of the following:



                                                     Unrealized      Accrued     Estimated
                                          Cost           Gain        Interest    Fair Value
                                     ------------    ----------      --------   -----------
    Certificate of Deposit            $ 1,000,000    $    -          $  -       $ 1,000,000
    U.S. Government Securities          7,910,907         -            67,942     7,978,849
    Corporate Obligations              23,317,399         -           112,080    23,429,479
                                     ------------    ----------      --------   -----------
                                      $32,228,306         -          $180,022   $32,408,328
                                     ------------    ----------      --------   -----------
                                     ------------    ----------      --------   -----------


    At December 31, 1995, available-for-sale securities consist of the following:

                                                     Unrealized       Accrued     Estimated
                                          Cost           Gain        Interest    Fair Value
                                     ------------    ----------      --------   -----------
    U.S. Government Securities         $2,561,854    $    -           $20,928    $2,582,782


    All available-for-sale securities had maturity dates of less than eighteen months from September 30, 1996. There were no realized gains or losses for 1995 or for the nine months ended September 30, 1996.

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

                             CARDIOTHORACIC SYSTEMS, INC.
                         (a company in the development stage)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996
                                     (Unaudited)



Note 5.  Initial Public Offering

    The Company sold 5,117,500 shares of common stock (including 667,500 shares from the exercise of the underwriter's over-allotment option) at $18.00 per share through an initial public offering in April 1996. Net proceeds (after underwriters' commissions and fees along with other costs associated with the offering) totaled approximately $84,229,000. Upon completion of the offering, all outstanding shares of Preferred Stock ( a total of 5,025,000 shares) were converted into shares of Common Stock on a one-for-one basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of CardioThoracic Systems, Inc. ("CTS" or the "Company") should be read in conjunction with the Financial Statements and the related Notes thereto included herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors set forth below under "Factors Affecting Operating Results".

OVERVIEW

    The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation, and to date the business has been engaged primarily in organizational, research and product development efforts. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995 the Company acquired all intellectual property assets of Informed Creation, the sole proprietorship.

    Since inception, the Company has been engaged in the development of instruments and systems to allow the majority of cardiothoracic surgeons, using their existing skills coupled with Company-sponsored training, to perform Minimally Invasive Direct Coronary Artery Bypass ("MIDCAB") surgery, a revascularization procedure performed on a beating heart.

    Before the Company can market its products under development in the United States, the Company must obtain clearance or approval from the FDA. In May 1996 the Company was notified by the FDA that it is exempted from filing a premarket notification for the Access Platform and the Stabilizer and is allowed to market these products in the United States. In September 1996 the Company filed 510(k) premarket notifications for clearance to market additional components of the MIDCAB System and certain components of the Saphenous Vein Harvesting System.


RESULTS OF OPERATIONS

    CardioThoracic Systems, Inc. for the three and nine months ended September 30, 1996 compared the three months ended September 30, 1995 for CardioThoracic Systems, Inc. and the nine months ended September 30, 1995 for Informed Creation from January 1, 1995 to June 14, 1995 and CardioThoracic Systems, Inc. from June 15, 1995 to September 30, 1995 (the "Combined Entity").


    No revenues were recorded in either the three and nine months ended September 30, 1996 or 1995.

    The research and development expenses for the three and nine months ended September 30, 1996 were $3,130,895 and $8,279,667, respectively compared to $76,815 and $82,199 for the three and nine months ended September 30, 1995, respectively. These increases were due in part to a $1,327,270 and $3,997,172 charge for amortization of deferred compensation in the three and nine months ended

September 30, 1996, respectively, with no such charges in 1995. The remaining increases were due to an increase in research and development staff and increased expenditures related to the continuing development of the instruments associated with the MIDCAB System and Saphenous Vein Harvesting System. The Company expects that research and development expenses will continue to increase substantially in the fourth quarter of 1996 and 1997 as the Company expands its research and development activities related to the MIDCAB System, Saphenous Vein Harvesting System, valve repair and replacement and other research efforts.

    Marketing, general and administrative expenses increased to $2,070,676 and $4,659,093 for the three and nine months ended September 30, 1996, respectively compared to $153,061 and $158,796 for the three and nine months ended September 30, 1995, respectively. These increases were due in part to a $341,699 and $1,065,793 charge for amortization of deferred compensation in the three and nine months ended September 30, 1996, respectively, with no such charges in 1995. The remaining increase was due primarily to the hiring of marketing and administrative personnel and consultants, the Company's promotional efforts to increase market awareness of the Company and the MIDCAB procedure and establishing the Company's administrative infrastructure. The Company expects that sales and marketing and administrative expenses will continue to increase substantially in the fourth quarter of 1996 and 1997 as the Company builds its sales and marketing and administrative organizations, develops and sponsors surgeon training programs, puts in place financial and management information and control systems, and makes expenditures to increase market awareness of the MIDCAB procedure and the CTS MIDCAB System.

    The Company has recorded deferred compensation of $13,965,605 for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations. Amortization of deferred compensation charged to operating expenses in the three and nine months ended September 30, 1996 totaled $1,668,969 and $5,062,965, respectively.

    Interest income increased to $1,097,259 and $1,989,316 for the three and nine months ended September 30, 1996, respectively, compared to $278 and $302 for the three and nine months ended September 30, 1995, respectively. The increase was primarily due to the interest received on higher average cash balances resulting from the completion of the Company's initial public offering in April 1996 as described in note 5 of the CardioThoracic Systems, Inc. Notes to Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed operations primarily from the sale of equity securities. As of September 30, 1996, the Company had raised approximately $89.2 million (net of stock issuance costs) from the sale of equity securities. As of September 30, 1996, cash, cash equivalents and available-for-sale securities totaled $81.3 million. The Company's cash used in operations was $5,018,774 for the nine months ended September 30, 1996, reflecting expenditures made primarily to increase research and development, to commence marketing activities, to support its administrative infrastructure and provide loans to certain officers. The Company also spent $2.2 million for the purchases of property and equipment, the majority of which was related to leasehold improvements required for the new facility the Company occupied in August 1996.

    The Company sold 5,117,500 shares of common stock (including 667,500 shares from the exercise of the underwriter's over-allotment option) at $18.00 per share through an initial public offering in April 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled approximately $84,229,000.

    The Company plans to finance its operations principally from the approximately $84.2 million raised in its recent initial public offering and interest thereon, its existing capital resources and, to the extent available, lines of credit. The Company currently has an agreement with a bank for a $3.5 million line of credit fully secured by cash, cash equivalents and available-for-sale securities. The Company believes that the net proceeds from the initial public offering, together with interest thereon and the Company's existing cash balances, will be sufficient to fund its operations through 1998. The Company's capital requirements depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to hire and develop a direct sales force in the United States and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

    At September 30, 1996, the Company had approximately $1,517,000 in federal and $1,478,000 in state net operating loss carryforwards, which expire in the years 2010 and 2000, respectively. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating losses and research and development credits before they can be fully utilized.

FACTORS AFFECTING OPERATING RESULTS

    This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth in the following risk factors and elsewhere in this quarterly report on Form 10-Q.

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. To date, the Company has engaged primarily in organizational and research and product development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues and does not have experience in manufacturing, marketing or selling its products under development. There can be no assurance that the Company's development efforts will result in commercially available products, that the Company will be successful in introducing its products under development, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. The Company has experienced operating losses since its inception, and, as of September 30, 1996, the Company had an accumulated deficit of $12,159,875. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1997 as it continues to expend substantial resources to complete development of the its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products under development will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

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

    LACK OF REGULATORY APPROVALS. The design, manufacturing, labeling, distribution and marketing of certain components of the MIDCAB System and the Saphenous Vein Harvesting System will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market certain of its products under development in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market each of the remaining components of the MIDCAB System and the Saphenous Vein Harvesting System through a 510(k) premarket notification. The Company has been notified by the FDA that it is exempted from filing a premarket notification for the CTS Access Platform and the Stabilizer and is allowed to market these products in the United States. In September 1996 the Company filed 510(k) premarket notifications for clearance to market additional components of the MIDCAB System and certain components of the Saphenous Vein Harvesting System. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, particularly if the Company packages and labels the components of the MIDCAB System as a surgical kit as currently planned, there can be no assurance that the FDA will not request additional data, require that the Company conduct clinical studies or require a more extensive regulatory submission known as a premarket approval ("PMA") application, causing the Company to incur substantial costs and delays. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    HIGHLY COMPETITIVE MARKET; RISK OF ALTERNATIVE THERAPIES; RISK OF REUSE.
The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Cordis Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments and CABG surgery are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiothoracic surgery is expected to be intense and to increase. Heartport, Inc., Medtronic, Inc., Research Medical Inc. and United States Surgical Corp. have announced that they are developing products to be used in minimally invasive coronary procedures. There can be no assurance that the MIDCAB procedure will replace any current treatments. Additionally, even if it is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing alternative procedures and technologies or competing devices to perform the same procedure or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MIDCAB procedures. Furthermore, sales of the MIDCAB System could be adversely affected by reuse of the Company's products, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the MIDCAB System is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns two issued United States patents. The issued patents do not contain any claims that protect the Company's products that are currently under development. The Company is the licensee of a United States patent application for bipolar electrosurgical scissors that are used in the IMA Harvester and the Saphenous Vein Harvesting System. The Company has recently filed fourteen patent applications. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent application or United States and international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

    NO MANUFACTURING EXPERIENCE; SCALE-UP RISK. To date, the Company's manufacturing activities have consisted only of building certain prototype devices. As a result, the Company has no experience manufacturing its products under development in the volumes that would be necessary for the Company to achieve significant commercial sales, if the necessary regulatory clearances, registrations or approvals are obtained and the Company's products are successfully introduced. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. In August of 1996, the Company relocated its operations to a larger facility, which will be used to manufacture its products. The Company is currently setting up its manufacturing line at the new facility. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY. If and when the Company begins to manufacture its products, it will contract with third parties for the manufacture of certain components or the performance of certain processes involved in the manufacturing cycle. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products under development until a new source of supply is qualified. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

    UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products under development, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedures in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products under development to obtain sufficient reimbursement from health care payors for the procedure in which the Company's products are intended to be used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    SHARES ELIGIBLE FOR FUTURE SALE; POTENTIAL ADVERSE EFFECT ON PRICE OF COMMON STOCK. Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price of the Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"); however, shares held by existing stockholders will become eligible for sale at various times over a period of less than two years, subject in some cases to volume restrictions. In addition, the Company has filed a registration statement on Form S-8 under the Securities Act to register the future issuance of all shares of Common Stock reserved for issuance under the Company's Incentive Stock Plan, Nonstatutory Stock Option Plan, Director Option Plan and Employee Stock Purchase Plan. Accordingly, shares registered thereunder will, subject to Rule 144 limitations applicable to affiliates, be available for sale in the public market, except to the extent that such shares are subject to vesting restrictions with the Company or certain contractual restrictions on sale or transfer. The holders of approximately 5,025,000 shares of Common Stock are entitled to certain demand and piggyback rights with respect to registration of such shares under the Securities Act. If such holders, by exercising their demand registration rights, cause a large number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price of the Company's Common Stock. If the Company were to initiate a registration and include shares held by such holders pursuant to the exercise of their piggyback registration rights, such sales could have an adverse effect on the Company's ability to raise needed capital.

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

    CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES. The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own a substantial amount of the Company's outstanding shares of Common Stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

         None

    Item 2.  Changes in Securities

         None

    Item 3.  Defaults upon Senior Securities

         None

    Item 4.   Submission of Matters to a Vote of Security Holders

         None

    Item 5.  Other Information

         None

    Item 6.  Exhibits and Reports on Form 8 - K.

         a)   Exhibits


    `         3.1*      Restated Certificate of Incorporation, as in effect
                        prior to initial public offering.

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

              10.24* Lease dated March 29, 1996 for space located at 10600 North Tantau Avenue, Cupertino, California between the Company and Spieker

                        Properties, L.P.

              10.25(1) Employment Letter Agreement, dated February 22, 1996, between the Company and Thomas Afzal.

              10.26(1) Employment Letter Agreement, dated March 13, 1996, between the Company and Robert Rosenbluth.

              10.27(2) Employment Agreement, dated April 19, 1996, between the Company and Steve Van Dick.

              10.28(2) Promissory Note for $300,000 dated April 29, 1996, between the Company and Thomas Afzal.

              10.29(2) Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael J. Billig.

              10.30(2) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.

              10.31 Promissory Note for $750,000 and Security Agreement dated August 16, 1996, between the Company and Richard Ferrari.

              11.1      Calculation of earnings per share.

-------------------


* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).

(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10Q for the period ended March 31, 1996.

(2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10Q for the period ended June 30, 1996.


         b)  Reports on Form 8 - K

              None

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1996               CARDIOTHORACIC SYSTEMS, INC.



                                       /S/ Richard M. Ferrari
                                       ----------------------------------------
                                       Richard M. Ferrari
                                       President and Chief Executive Officer



                                       /S/ Steve Van Dick
                                       ----------------------------------------
                                       Steve Van Dick
                                       Vice President, Finance and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                    EXHIBIT INDEX

Exhibit                                                                 Page
Number                  Exhibit Description                            Number
------        ------------------------------------------               ------

 10.31 Promissory Note for $750,000 and Security Agreement dated August 16, 1996, between the Company and Richard Ferrari.

 11.1         Calculation of earnings per share.