Form 10-K
period 1996-01-01
CARDIOTHORACIC SYSTEMS INC
filed 1997-03-31
CIK 1009677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-K

  ___X___Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the fiscal year ended December 31, 1996 or

  _______Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the transition period from___________to__________.

                             Commission File Number
                                     0-27880

                          CardioThoracic Systems, Inc.
                         ------------------------------
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

     Registrant's telephone, including area code: (408) 342-1700
     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.001 par value
                           -----------------------------
                                  (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ___X___ No_______

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

The aggregate value of voting stock held by nonaffiliates of the Registrant was approximately $166,549,000 as of March 13, 1997 based upon the closing price of the Registrant's common stock reported for such date on the Nasdaq National Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 13, 1997, the Registrant had outstanding 13,395,755 shares of the Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Annual Report to shareholders for Registrant's 1996 fiscal year, filed as an exhibit hereto, are incorporated by reference into Parts II and IV hereof; and parts of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 1996 fiscal year, are incorporated by reference into Part III hereof.

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

     CardioThoracic Systems Inc. ("CTS" or the "Company") develops, manufactures, and markets proprietary, disposable instruments and systems for performing minimally invasive cardiothoracic surgery. The Company's products are designed to enable the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored training, to perform Minimally Invasive Direct Coronary Artery Bypass ("MIDCAB-TM-") surgery, an emerging minimally invasive revascularization procedure performed on a beating heart. The MIDCAB procedure eliminates the need for a heart-lung machine and recent studies indicate that the MIDCAB procedure reduces the trauma, procedural costs and post-surgical complications associated with coronary artery bypass graft ("CABG") surgery while providing long-term procedural success rates comparable to CABG surgery.

     The main components of the CTS MIDCAB-TM- System include: the ACCESS PLATFORM, which is designed to maximize access to the chest cavity through a mini-thoracotomy; the STABILIZER, which is designed to isolate and minimize the motion of the diseased artery; the LIMA LIFT, which is designed to offset the ribs to provide a window into the chest cavity so the surgeon can harvest the internal mammary artery (IMA); and the LIMA-LOOP, which is designed to enable the surgeon to reach into the chest cavity through the mini-thoracotomy and help isolate the IMA for harvest.

BACKGROUND

     Heart disease is the leading cause of death in America, with the American Heart Association reporting in 1995 that an estimated 11.2 million Americans have a history of coronary artery or other heart disease. Each year, approximately 1.4 million patients undergo a revascularization procedure to treat coronary artery disease. Coronary artery disease (atherosclerosis) is caused by cholesterol and other fatty materials becoming deposited on the walls of blood vessels, which form a build-up known as plaque. The heart needs a constant supply of oxygen and nutrients, which are carried by the blood in the coronary arteries. The accumulation of plaque narrows the interior of the blood vessels, thereby reducing blood flow to the heart muscle (the myocardium). When blood flow to the heart muscle becomes insufficient, an injury occurs, which may result in a heart attack (myocardial infarction) and often death.

     The heart has three main branches of coronary arteries: the left anterior descending artery ("LAD"), which descends from the left across the heart; the right coronary artery ("RCA"), which extends from the right of the heart around to the back of the heart; and the left circumflex artery, which extends from the left of the heart around to the back of the heart. The LAD is the primary blood supply to the heart and supplies blood to a large amount of the myocardium. Studies indicate that restoring blood flow to the LAD is the single most important determinant of long-term, event-free survival. Traditional treatments for coronary artery disease include drug therapy, coronary artery bypass graft ("CABG") surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. CABG bypass surgery is highly invasive and traumatic to the patient, but is considered the most effective and long-lasting treatment for severe coronary artery disease. While catheter-based treatments are less invasive, the procedures are limited by high rates of restenosis, a renarrowing of the treated coronary artery, which generally requires reintervention. Catheter-based treatments have been increasingly adopted because they are a less invasive treatment alternative. There are approximately 800,000 catheter-based procedures performed annually worldwide. Notwithstanding the introduction of less invasive catheter-based treatments, the Company believes that the number of patients treated by CABG surgery has continued to grow each year and that more than 600,000 CABG procedures are performed annually worldwide. The Company believes that many of the patients currently undergoing CABG surgery or catheter-based treatments are candidates for the MIDCAB procedure.

     DRUG THERAPY

     Drug therapy is a non-invasive treatment to improve blood flow and alleviate some of the symptoms associated with angina (chest pain). However, while some drug therapies may inhibit continued plaque build-up in the arteries, drug therapy is not a cure for heart disease. The various drugs utilized include nitroglycerin, beta blockers, calcium channel blockers and cholesterol lowering drugs. Although drug therapy is the least invasive treatment currently available, it is typically expensive because it must be chronically administered. Some patients suffer from side effects as well as require future interventional procedures.

     CORONARY ARTERY BYPASS GRAFT SURGERY

     CABG surgery is a treatment for severe cases of coronary artery disease in which blood vessel grafts are used to bypass the site of the blocked artery. This procedure restores blood flow by routing around a blockage using a healthy blood vessel from another part of the body. Although CABG surgery is highly effective in treating coronary artery disease, it is a highly invasive, traumatic and expensive procedure. In the United States the cost of undergoing CABG is approximately $36,000. The average post-operative hospital stay for a person undergoing a CABG procedure in the United States in 1994 was five to seven days, and the average recuperation period following discharge from the hospital was approximately eight to ten weeks.

     The CABG procedure involves sawing the patient's sternum or breast bone in half, creating a twelve inch incision (sternotomy) for the purpose of exposing the patient's heart. The two halves are spread approximately six inches apart with a steel sternal retractor, and the heart is exposed. With a sternotomy, the heart is not directly under the incision and must be stopped prior to being moved into position for the procedure. Cannulae (plastic tubes) are inserted into the aorta and right atrium of the heart, a clamp is placed on the aorta to stop blood flow, and the heart is connected to a heart-lung machine to be slowly cooled and eventually stopped before the grafting can occur. The heart-lung machine is a series of interconnected specialty medical devices that together function as the patient's heart and lungs by temporarily circulating and oxygenating blood while the patient's own heart and lungs are rendered inactive. The patient's blood is circulated through plastic tubes to reservoirs in the heart-lung machine where carbon dioxide is removed, oxygen is replaced, and temperature is controlled. The patient's circulation is maintained on the external equipment throughout much of the CABG procedure, which averages three to six hours, depending on the patient's condition and number of grafts that must be created. Often patients undergo multiple vessel procedures, which may involve harvesting a saphenous vein from the leg and bypassing several blockages to achieve revascularization. When a saphenous vein is used as a graft, a continuous incision is often made from the ankle to the thigh of a patient's leg, the saphenous vein is dissected and removed, and the wound is sutured closed. A study involving over 1,000 patients indicates that the open harvesting of the saphenous vein (saphenectomy) results in wound healing impairment in approximately 24% of patients. As an alternative to bypassing the blockage with a saphenous vein graft, an internal mammary artery ("IMA"), can be grafted directly on the coronary artery, bypassing the blocked section. At the conclusion of the CABG procedure, cannulae and the heart-lung machine are removed, the sternal halves are tied together with steel wire, and the skin is closed with suture material.

     Despite the invasiveness and trauma of the procedure, CABG is considered the most effective and long lasting treatment for severe coronary artery disease. Over 85% of bypass grafts formed from saphenous veins are patent
(open) one year after surgery and over 60% are patent ten years after surgery. Grafts using the internal mammary arteries have patency rates of over 85% ten years after surgery and are well documented as being highly resistant to atherosclerosis.

     While every effort is made to minimize potential adverse effects from a procedure as traumatic as CABG surgery, published studies have shown that approximately 68% of all CABG surgeries have some complications. Some of the most severe complications can be attributed to the heart-lung machine including strokes, multiple organ dysfunction, inflammatory complications, respiratory failure and post-operative internal bleeding complications. It is estimated that stroke, which can have devastating functional consequences, occurs in approximately 5% of all CABG procedures. Another common complication of the use of the heart-lung machine is cognitive dysfunction, with patients experiencing significant loss of memory, attention span, verbal fluency, and psychomotor speed, even as long as six months after CABG surgery, regardless of attempts to mitigate or decrease the heart-lung machine time and trauma.

     Severe complications related to CABG procedures can also result from the sternotomy. Significant post-operative sternal infection usually requires reoperation and excision of the sternum and muscle flap. The rate of wound complications after sternotomy in a major study was 1.1% overall (72 patients out of 6,504), with 10 of those 72 dying before being discharged from the hospital. The patients with wound complications had a median length of hospital stay of 43 days, and triple the hospital costs of patients without such complications.

     CATHETER-BASED THERAPIES

     Catheter-based therapies, such as balloon angioplasty, atherectomy and coronary stenting, have become increasingly popular and effective over the last ten years. Balloon angioplasty is a procedure in which a balloon-tipped intravascular catheter is inserted into the femoral artery through a small incision in the upper thigh, is guided to the lesion (site of plaque) and then inflated and deflated several times to reshape the plaque and increase blood flow. Additional interventional devices for coronary artery disease include atherectomy devices (devices that cut or ablate and remove plaque from the arterial wall), laser catheter devices (devices that use laser energy to reduce plaque in arteries) and coronary stents (expandable metal frames that are positioned within the diseased area in the coronary artery to maintain the vessel opening). These treatments occur in a catheterization laboratory and are performed on a beating heart so they do not require a heart-lung machine. As a result, the length of stay and recuperation period are substantially less than those required with CABG. Currently, a common form of catheter-based treatment involves the use of balloon angioplasty followed by the placement of a coronary stent in the diseased artery. As a result of these minimally invasive approaches, patients are typically discharged within 24 to 48 hours and can return to a normal lifestyle within several days.

     While less invasive and traumatic than CABG, catheter-based therapies may not offer prolonged efficacy. Studies have indicated that within three to six months after a balloon angioplasty, between 25% and 45% of patients experience restenosis (a renarrowing of the treated coronary artery). In addition, 5% to 7% of coronary balloon angioplasty patients experience abrupt reclosure of the treated vessel, which may be caused in part by flaps or tears of plaque that occur in the course of such treatment. In patients with multi-vessel coronary artery disease, a randomized study has shown that within three years of receiving treatment, only 7% of patients receiving CABG surgery required reintervention while 40% of patients receiving balloon angioplasty required reintervention. Additional studies have confirmed that approximately 20% of balloon angioplasty patients with multi-vessel disease will undergo CABG surgery within one year of receiving balloon angioplasty. However, the efficacy of catheter-based treatments may be improving. Recent multi-center studies indicated that restenosis rates after treatment with stents can be reduced by approximately 30% as compared to balloon angioplasty alone. Future advancements in stents or other catheter-based treatments may further reduce restenosis rates.

     The average cost of a balloon angioplasty procedure in the United States is approximately $15,000 or less than one-half of the average cost of CABG surgery. In a recent study, the cost of balloon angioplasty was equivalent to that of CABG three years after the procedure, primarily due to the expense of reintervention for the balloon angioplasty patient. In addition, the use of stenting greatly increases the cost of a catheter-based procedure. One study indicated that the average cost per procedure for elective stenting was approximately twice the cost of balloon angioplasty treatment without stenting (or nearly equal to the cost of CABG surgery).

THE MIDCAB PROCEDURE

     Recently, a new procedure known as Minimally Invasive Direct Coronary Artery Bypass ("MIDCAB") has been developed that applies the techniques of minimally invasive intervention to CABG surgery. The Company believes that this procedure will provide patients with minimally invasive advantages similar to those of catheter-based procedures and clinical benefits comparable to those of CABG procedures. The Company believes the MIDCAB procedure offers the following benefits:

     ELIMINATES HEART-LUNG MACHINE. Surgery is performed upon the beating heart, eliminating the need for a heart-lung machine. The heart-lung machine is a major contributing factor to the post-operative complications of CABG, which include stroke, bleeding and respiratory complications.

     MINIMALLY INVASIVE. Access to the heart is provided through a small incision called a mini-thoracotomy, eliminating the need for a sternotomy, in which a twelve inch incision is made by sawing through the sternum or breastbone and spreading the ribcage apart to expose the heart. The healing of the sternum adds significantly to the recovery time for a CABG procedure, even in procedures without complications.

     PROVIDES DIRECT ACCESS. Placement of the mini-thoracotomy provides access to the heart and the internal mammary arteries, permitting grafts to be performed under the surgeon's direct vision without the need for endoscopic equipment.

     REDUCES COSTS. Studies indicate that fewer complications result in shorter hospital stays (approximately two days), less recuperation time (approximately two weeks) and reduced patient trauma relative to CABG surgery. The Company believes that the MIDCAB procedure represents a significant advancement in the delivery of coronary revascularization and will provide patients, payors and providers with a cost-effective alternative to existing interventional procedures.

     In the CTS MIDCAB procedure, the patient is placed under general anesthesia and a mini-thoracotomy is made just below the patient's breast, between the ribs. The procedure takes advantage of the fact that the heart and the arteries are located directly under the incision, unlike a conventional CABG procedure where the heart must be moved into position during the procedure. The LIMA Lift is inserted into the mini-thoracotomy and expanded to create an opening and offset the ribs. Under direct vision, without the need for endoscopic equipment, the surgeon then dissects the IMA from the chest wall. The IMA branches are gently exposed and are then clipped and cauterized. After the IMA is harvested to a satisfactory length the LIMA Lift is removed and the Access Platform is inserted into the chest opening. A small incision is then made in the pericardium (a fibrous, fluid filled sac that holds the heart in place in the chest cavity) and the coronary artery is exposed. The CTS MIDCAB procedure requires only a small pericardial incision, which allows the pericardium to continue to provide some support to the heart. The surgeon positions the Stabilizer at the grafting site isolating it and rendering it motionless. A small incision is made in coronary artery at the site of the grafting, and the IMA artery is grafted, under the surgeon's direct vision, onto the beating heart. After the grafting is complete, the pericardium and the chest are sewn shut and the procedure is complete.

     Despite the potential benefits of the MIDCAB procedure for the treatment of coronary heart disease, it is currently performed by only a small number of cardiothoracic surgeons. The Company believes that most cardiothoracic surgeons have been reluctant to attempt the MIDCAB procedure because of, among other things, the difficulties of performing surgery on the beating heart. Of the procedures performed to date, the vast majority have been performed on a single artery, typically the LAD or, in substantially fewer instances, the RCA, and an extremely limited number have been performed on the circumflex artery. The LAD is the primary blood supply to the heart and supplies a large amount of the myocardium. Studies indicate that restoring blood flow to the LAD is the single most important factor in predicting long-term, event-free survival. As a result, the Company believes that many of the patients currently undergoing CABG surgery or catheter-based treatments are candidates for the MIDCAB procedure. A significant percentage of CABG procedures are performed on multiple vessels. To date, multiple vessel MIDCAB procedures have only been performed on an extremely limited basis, and there can be no assurance that the MIDCAB procedure will be effectively utilized for multiple bypasses on a more frequent basis. The Company is unable to predict how quickly, if at all, the MIDCAB procedure will be adopted by the medical community or, if it is adopted, the number of MIDCAB procedures that will be performed.

     Although the Company believes that the CTS MIDCAB procedure has significant advantages over competing procedures, broad-based clinical adoption of the procedure will not occur until physicians determine that the procedure is an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of this procedure, and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform minimally invasive bypass surgery on a beating heart, and the willingness of such surgeons to perform such a procedure. Patient acceptance of the procedure will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with the procedure as compared to other treatments. Even if the clinical efficacy of the MIDCAB procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the MIDCAB procedure as compared to other currently available treatments. There can be no assurance that the MIDCAB procedure will gain clinical adoption. Failure of the MIDCAB procedure to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

THE CTS MIDCAB SYSTEM

     The Company's MIDCAB System is comprised of proprietary disposable surgical instruments designed to facilitate the MIDCAB procedure. The Company expects to accelerate the adoption of the MIDCAB procedure by marketing the CTS MIDCAB System that enables the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored training, to perform the MIDCAB procedure. The CTS MIDCAB System is designed to provide the necessary access to the chest cavity, simplify the harvesting of the internal mammary artery, and optimize the conditions necessary for a quality graft to be performed on a beating heart. Key components of the CTS MIDCAB System include:

     THE ACCESS PLATFORM is designed to maximize access to the chest cavity through a mini-thoracotomy. The Access Platform creates an operating window into the chest cavity by smoothly retracting tissue and spreading the ribs for optimal exposure of the heart and arteries with minimal patient trauma.

     THE STABILIZER incorporates feet that are attached by a radial arm to the Access Platform. The Stabilizer is designed to apply slight pressure to the myocardium and thereby isolate the diseased artery, minimize the motion of the beating heart and permit the surgeon to complete the graft.

     THE LIMA-LIFT is a unique spreading system that offsets the ribs to provide a window into the chest cavity so the surgeon can harvest the IMA without using an endoscope.

     THE LIMA-LOOP enables a surgeon to reach into the chest to help isolate the IMA for harvest.

     The CTS MIDCAB System is expected to account for the great majority of the Company's revenue for the foreseeable future. The Company has sold very little product in 1996, and there can be no assurance that the Company is capable of manufacturing the CTS MIDCAB System in commercial quantities at acceptable costs. Nor can there be any assurance that demand for the CTS MIDCAB System will be sufficient to allow profitable operations. Failure of the CTS MIDCAB System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

SALES, MARKETING AND DISTRIBUTION

     The Company markets its products principally to cardiac surgeons. The Company's initial marketing strategy is to generate broad based market acceptance of the MIDCAB procedure and the CTS MIDCAB System by sponsoring educational programs, surgeon training programs and cultivating relationships with opinion leaders in cardiac surgery. The Company has established a Scientific Advisory Board comprised of cardiothoracic surgery opinion leaders, prominent surgeons and leading interventional cardiologists. The members of the Scientific Advisory Board participates in

Company-sponsored educational and training sessions, thereby encouraging acceptance of the MIDCAB procedure among cardiothoracic surgeons and the integration of the MIDCAB procedure into their hospital and surgical practices.

     The Company currently has a direct sales force of eight people in the United States which are supported by 6 clinical specialists. In December 1996 the Company established CardioThoracic Systems, GmBH, a wholly owned subsidiary, in Dusseldorf Germany in order to build a direct sales and marketing organization for Germany. In other markets, the Company will be selling its products primarily through distributors.

CUSTOMER TRAINING

     The Company believes that its Comprehensive Optimal Revascularization
(COR) training and education program plays a important role in the adoption of the CTS MIDCAB procedure. The Company has entered into agreements with three cardiac surgical centers in the United States and three in Europe to become COR Institutes. The COR Institutes host a two-day, hands-on training workshop presented by recognized authorities in minimally invasive cardiac surgery. The COR program teaches surgical teams key aspects of how to perform a MIDCAB procedure using the CTS MIDCAB System. When the surgical team returns to their own hospital the Company's clinical specialist will provide additional training as required. In 1997 the Company plans on establishing regional COR training programs in major metropolitan areas throughout the United States at non-hospital sites in order to increase the Company's ability to train surgeons.

RESEARCH AND DEVELOPMENT

     The Company is directing its research efforts toward development of proprietary surgical instruments and systems for cardiothoracic minimally invasive procedures, including coronary bypass, saphenous vein harvesting and valve repair and reconstruction. In addition, the Company is researching other methods of vessel attachment and stabilization of the beating heart. Most of the products under development will require regulatory clearance or approval prior to commercialization. As of December 31, 1996, the Company's research and development staff consisted of 28 full-time engineers and technicians who have substantial experience in the development of medical devices, including expertise in the application of mechanical and electrical design principles to devices for cardiovascular applications. In addition, several of the Company's scientific advisors have prominent roles in directing the technical and medical research and development efforts at the Company. Research and development expenses for the year ended December 31, 1996 was $11.5 million.

MANUFACTURING

     To date, the Company's manufacturing activities have consisted only of building small quantities of the CTS MIDCAB System. As a result, the Company has no experience manufacturing the CTS MIDCAB System in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs.

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

     The Company purchases most of the components for the CTS MIDCAB System from various independent suppliers that are either standard components or are built or molded to the Company's proprietary specifications. In addition, the Company contracts with third parties for the performance of certain processes involved in the manufacturing cycle such as painting and finished product sterilization. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products under development until a new source of supply is qualified. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could adversely affect the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns two issued United States patents. The issued patents do not contain any claims that protect the CTS MIDCAB System. The Company is the licensee of a United States patent application for bipolar electrosurgical scissors that may be used in the IMA Harvester and the Saphenous Vein Harvesting System. The Company has filed twenty-one U.S. patent applications and various corresponding foreign patent applications. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent application or United States and international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or subject to interference proceedings declared by the United
States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company as described in "Legal Proceedings" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Congress enacted legislation, which became effective October 1, 1996, that places certain restrictions on the ability of medical device manufacturers to enforce certain patent claims, relating to surgical and medical methods, against medical practitioners. Such limitation in the enforceability of patent claims, relating to medical and surgical methods, against medical practitioners could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures against medical practitioners.

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

COMPETITION

     The Company believes that the principal competitive factors in the market for treatment of cardiovascular disease are safety, efficacy, ease of use, reliability and cost effectiveness. The Company believes that the MIDCAB procedure performed with the CTS MIDCAB System will be substantially less costly than highly-invasive, traditional surgical procedures and may ultimately replace these procedures in some applications. The Company believes that the CTS MIDCAB System will enable surgeons to perform coronary bypass surgery less invasively, in a shorter period of time and with reduced patient trauma, resulting in reduced recuperation time in the ICU, shorter hospital stays and faster recovery, as well as lower complication rates. As a result, the Company believes that the CTS MIDCAB System will compete favorably with respect to each of these factors, although no assurance can be given that it will compete favorably.

     The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors including Johnson & Johnson, Boston Scientific Corporation, Cordis Corporation, Guidant Corporation and Medtronic, Inc. are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments and CABG surgery are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiothoracic surgery is expected to be intense and to increase. Heartport, Inc., Medtronic, Inc., Research Medical Inc. and United States Surgical Corp. are marketing or have announced that they are developing products to be used in minimally invasive coronary procedures. There can be no assurance that the MIDCAB procedure will replace any current treatments. Additionally, even if it is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing alternative procedures and technologies, competing devices to perform the same procedure or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MIDCAB procedures. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices are classified into three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practices ("GMPs")) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

     Before a new device can be introduced into the United States market, the manufacturer must generally obtain marketing clearance through either a 510(k) premarket notification or a premarket approval ("PMA") application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device's safety and efficacy be performed.

     Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

     A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. For any of the Company's products that were cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

     A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including human clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required).

     Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements.

     If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities are not favorable, the FDA will delay approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process is expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

     If human clinical trials of a device are required in connection with either a 510(k) premarket notification or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     Any products manufactured or distributed by the Company pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has recently finalized changes to the GMP regulations which will likely increase the cost of complying with GMP requirements.

     Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     Exports of products that have market clearance from the FDA do not require export approval. However, some foreign countries require manufacturers to provide an FDA certificate for products for export ("CPE") which requires the device manufacturer to certify to the FDA that the product has been granted premarket clearance in the United States and that the manufacturing facilities appeared to be in compliance with GMPs at the time of the last GMP inspection. The FDA will refuse to issue a CPE if significant outstanding GMP violations exist.

     Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by FDA for export. To obtain FDA export approval certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. There can be no assurance that the FDA will grant export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to obtain CPEs, meet the FDA's export requirements, or obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The introduction of the Company's products in foreign markets will also subject the Company to foreign regulatory clearances, registrations or approvals which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary clearances, registrations or approvals will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such clearances, registrations or approvals, or the loss of any previously received, clearances, registrations or approvals, could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The European Union has promulgated rules that require that medical products receive the right to affix the CE mark by mid-1998. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its current and future products, the Company will need to obtain certification that its processes meet ISO 9000 quality standards. Failure to receive the right to affix the CE mark will prohibit the Company from selling its current or future products in member countries of the European Union after mid-1998. In January 1997 the Company received ISO 9001 certification and CE Mark approval for the CTS MIDCAB System.

     In May 1996 the Company was notified by the FDA that it is exempted from filing a premarket notification for the CTS Access Platform and the Stabilizer. In September 1996 the Company filed 510(k) premarket notifications for clearance to market additional components of the CTS MIDCAB System and the bipolar electrosurgical scissors. In January 1997 the Company received clearance to market the bipolar electrosurgical scissors. The Company intends to seek clearance to market additional components of the Saphenous Vein Harvesting System through 510(k) premarket notifications. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its potential products in the United States. Failure to receive, or delays in the receipt of FDA clearances or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's products are subject to continued and pervasive regulation by the FDA and other foreign and domestic regulatory authorities. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

THIRD-PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products under development, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Although the Company believes that the cost of a MIDCAB procedure performed with the CTS MIDCAB System will be reimbursable under the current diagnosis-related group ("DRG") system, the Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products would be incorporated into the overall cost of the procedure and that there would be no separate, additional reimbursement for the Company's products. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedure in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from health care payors for the procedure in which the Company's products are intended to be used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product recalls. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased
product liability coverage as product sales increase.   Product liability
insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company had 71 full-time employees. Twenty-eight persons are engaged in research and development and regulatory affairs activities, Nineteen persons are engaged in sales and marketing activities, fourteen persons are engaged in manufacturing and quality assurance and ten persons are engaged in finance and administration. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

OTHER FACTORS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The Company's future results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth in the following factors and elsewhere in this annual report on Form 10-K.

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. To date, the Company has engaged primarily in organizational and research and product development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has only recently generated revenues and has very limited experience in manufacturing, marketing or selling the CTS MIDCAB System. The Company has experienced operating losses since its inception, and, as of December 31, 1996, the Company had an accumulated deficit of approximately $17,075,000. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1997 as it continues to expend substantial resources to continue development of the Company's products, obtain additional regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

     UNCERTAINTY OF CLINICAL ADOPTION OF MIDCAB PROCEDURE. The Company's CTS MIDCAB System is designed to enable the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored training, to perform the Minimally Invasive Direct Coronary Artery Bypass ("MIDCAB") procedure. Accordingly, the Company's success is dependent upon acceptance of the MIDCAB procedure by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. To date, the MIDCAB procedure has only been performed on a limited basis by a small number of highly skilled cardiothoracic surgeons. Of the procedures performed to date, the vast majority have been performed on a single artery, typically the left anterior descending artery ("LAD") or, in substantially fewer instances, the right coronary artery ("RCA"), and an extremely limited number have been performed on the circumflex artery. A significant percentage of coronary artery bypass graft ("CABG") procedures are performed on multiple vessels. To date, multiple vessel MIDCAB procedures have only been performed on an extremely limited basis, and there can be no assurance that the MIDCAB procedure will be effectively utilized for multiple bypasses on a more frequent basis. The Company is unable to predict how quickly, if at all, the MIDCAB procedure will be adopted by the medical community or, if it is adopted, the number of MIDCAB procedures that will be performed. The medical conditions that can be treated with the MIDCAB procedure can also be treated by widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Broad-based clinical adoption of the MIDCAB procedure will not occur until physicians determine that the procedure is an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of this procedure, and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform minimally invasive bypass surgery on a beating heart, and the willingness of such surgeons to perform such a procedure. Patient acceptance of the procedure will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with the procedure as compared to other treatments. Even if the clinical efficacy of the MIDCAB procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the MIDCAB procedure as compared to other currently available treatments. There can be no assurance that the MIDCAB procedure will gain clinical adoption. Failure of the MIDCAB procedure to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON THE MIDCAB SYSTEM; UNCERTAINTY OF MARKET ACCEPTANCE OF THE MIDCAB SYSTEM. The CTS MIDCAB System is expected to account for the great majority of the Company's revenues for the foreseeable future. The Company has only recently commenced sales of the CTS MIDCAB System, and there can be no assurance that market acceptance and demand for the CTS MIDCAB System will be sufficient to allow profitable operations. Failure of the CTS MIDCAB System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

     LACK OF REGULATORY APPROVALS. The design, manufacturing, labeling, distribution and marketing of certain components of the CTS MIDCAB System and the Saphenous Vein Harvesting System will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market certain of its products under development in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market additional components of the CTS MIDCAB System and the bipolar electrosurgical scissors through a 510(k) premarket notification. The Company has been notified by the FDA that it is exempted from filing a premarket notification for the CTS Access Platform and the Stabilizer and is allowed to market these products in the United States. In September 1996 the Company filed 510(k) premarket notifications for clearance to market additional components of the CTS MIDCAB System and the bipolar scissors. In January 1997 the Company received clearance from the FDA to market the bipolar electrosurgical scissors. There can be no assurance that the FDA will act favorably or quickly on the Company's remaining or future 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In order for the Company to market its products in Europe and certain other international jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality. These regulations, including the requirements for registrations or approvals and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory registrations or approvals. Delays in receipt of registrations or approvals to market the Company's products, failure to receive these registrations or approvals, or future loss of previously received registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The European Union has promulgated rules that require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its products under development, the Company will need to obtain certification that its processes meet ISO 9000 quality standards. In January 1997 the Company received ISO 9001 certification and CE Mark approval for the CTS MIDCAB System.

     CONTINUING GOVERNMENT REGULATION. Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the products may be marketed. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. In addition, the Company's manufacturing processes will be required to comply with the Good Manufacturing Practices ("GMP") regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, will be subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. To date, the Company has only undergone inspection for ISO 9001 certification. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     HIGHLY COMPETITIVE MARKET; RISK OF ALTERNATIVE THERAPIES; RISK OF REUSE. The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Cordis Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments and CABG surgery are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiothoracic surgery is expected to be intense and to increase. Heartport, Inc., Medtronic, Inc., Research Medical Inc. and United States Surgical Corp. are marketing or have announced that they are developing products to be used in minimally invasive coronary procedures. There can be no assurance that the MIDCAB procedure will replace any current treatments. Additionally, even if it is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies or competing devices to perform the same procedure or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MIDCAB procedures. Furthermore, sales of the CTS MIDCAB System could be adversely affected by reuse of the Company's products, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the CTS MIDCAB System is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns two issued United States patents. The issued patents do not contain any claims that protect the Company's products that are currently under development. The Company is the licensee of a United States patent application for bipolar electrosurgical scissors that are used in the Saphenous Vein Harvesting System. The Company has filed twenty-one patent applications. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent application or United States and international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

     Congress enacted legislation, which became effective October 1, 1996, that places certain restrictions on the ability of medical device manufacturers to enforce certain patent claims, relating to surgical and medical methods, against medical practitioners. Such limitation in the enforceability of patent claims, relating to medical and surgical methods, against medical practitioners could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures against medical practitioners.

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

     EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company believes that the CTS MIDCAB System could address a large potential market. There can be no assurance that the Company's marketing efforts will result in significant demand for the CTS MIDCAB System , or that the initial demand for the Company's products will grow. Even if demand for the Company's products does grow, there can be no assurance that the Company will be able to develop the necessary manufacturing capability; build and train the necessary manufacturing, sales and marketing teams; attract, retain and integrate the required key personnel; or implement the financial and management systems to meet growing demand for its products. Failure of the Company to successfully manage its growth would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has a small sales and marketing organization. The Company intends to sell the CTS MIDCAB System in the United States and certain European countries through a direct sales force. In other markets, the Company intends to sell its products primarily through distributors or by means of collaborative arrangements. There can be no assurance that the Company will be able to build a larger direct sales force or marketing organization, that maintaining a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain agreements with distributors or collaborative arrangements, or that such distributors or collaborators will devote adequate resources to selling the Company's products under development. The Company has entered into distribution agreements for the sale of its products in certain countries, therefore the Company will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative relationships could have a material adverse effect on the Company's business, financial condition and results of operations.

     NO MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company has no experience manufacturing its products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY.
The Company contracts with third parties for the manufacture of certain components or the performance of certain processes involved in the manufacturing cycle. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products under development until a new source of supply is qualified. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

     UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedures in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products under development to obtain sufficient reimbursement from health care payors for the procedure in which the Company's products are intended to be used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

     Market acceptance of the Company's products in international markets will be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

     RISKS RELATING TO INTERNATIONAL OPERATIONS. The Company plans to market its products in international markets. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The anticipated international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The development, manufacture and sale of medical products entail significant risk of product liability claims and product recalls. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage as product sales increase. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

     POSSIBLE FUTURE CAPITAL REQUIREMENTS. The Company's capital requirements depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, and other factors. The Company expects to devote substantial capital resources for research and development, to hire and develop a larger direct sales force in the United States and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

     SIGNIFICANT RESTRICTIONS ON CHANGE OF CONTROL. The Company has adopted a number of anti-takeover measures. The Company has adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors. In addition, the company is authorized to issue 5,100,000 shares of undesignated Preferred Stock. Such shares of Preferred Stock may be issued by the Company without stockholder approval upon such terms as the Company's Board of Directors may determine. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of, the holders of Common Stock, At present, the Company has no plans to issue any of the Preferred Stock.

ITEM 2.  PROPERTIES

     The Company currently leases a 23,500 square foot facility in Cupertino, California. It includes an environmentally controlled, Class 10,000 clean room for assembly together with laboratory, machine shop, warehouse and office space. The lease expires on June 1, 2001. The Company estimates this space to be sufficient through 1997 and is currently evaluating its requirements for 1998 and beyond.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently party to any legal proceeding.

     Heartport, Inc. (formerly Stanford Surgical Technologies, Inc.), the former employer of the Company's founder and Chief Technical Officer, Charles
S. Taylor, has alleged in certain correspondence that Mr. Taylor and the Company may have misappropriated trade secrets of the former employer and breached confidentiality obligations to the former employer. The former employer also claimed an ownership interest in certain developments and products of the Company. The Company has agreed to provide for the defense of Mr. Taylor, in the event that litigation is commenced. The Company has conducted a review of its technology in light of the claims of the former employer and, after consultation with intellectual property counsel and with Mr. Taylor, believes that Mr. Taylor and the Company should prevail if litigation is commenced. However, litigation is subject to inherent uncertainties, especially in cases where complex technical issues are decided by a lay jury. Accordingly, no assurance can be given that, if a lawsuit is commenced, it would not be decided against the Company. Such an adverse determination could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "CTSI". There were approximately 98 holders of record of the Company's common stock on February 19, 1997. The table below provides quarterly high/low prices on the Nasdaq National Market, as reported by Nasdaq.

          Quarter Ended                          High          Low
          -----------------                      ---------------------
          June 30, 1996(1)                     $ 25  1/4    $12  1/2
          September 30, 1996                     21  1/4      9  3/4
          December 31, 1996                      22  1/8     16  1/2

     (1) The Company completed its initial public offering of 5,117,500 shares of common stock in April, 1996. Prior to the initial public offering, the Company's common stock was not publicly traded.

     No dividends have been paid on common stock to date, and the Company has no current plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Selected Financial Data" and included in Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in Exhibit 13.1 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "1996 Financial Review" and included in Exhibit 13.1 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                     PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 27, 1997 and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.


     The executive officers of the Registrant, who are elected by the board of directors, are as follows:

     Name             Age               Position
------------------    ---   --------------------------------------
Richard M. Ferrari     43   President, Chief Executive Officer and Director
Thomas A. Afzal        38   Vice President, Sales and Marketing
Michael J. Billig      46   Vice President, Regulatory, Quality and
                            Clinical Research
Christian Skieller     48   Vice President, Operations
Charles S. Taylor      42   Vice President and Chief Technical Officer
Steve M. Van Dick      42   Vice President, Finance and Administration and
                            Chief Financial Officer


     RICHARD M. FERRARI joined CTS as Chief Executive Officer and a Director in June 1995 and was elected President in August 1995. From January 1991 until joining the Company, he was President and Chief Executive Officer of CardioVascular Imaging Systems, Inc. ("CVIS"), a manufacturer of intravascular ultrasound systems, which is currently a subsidiary of Boston Scientific Corporation. From March 1990 until joining CVIS, he served as President and Acting Chief Executive Officer of Medstone International, Inc., a manufacturer of lithotripsy equipment for treatment of gall and kidney stones. From 1981 to February 1990, he was employed with ADAC Laboratories, a supplier of diagnostic imaging equipment, serving most recently as Executive Vice President and General Manager responsible for the Nuclear Medicine, Digital Cardiology, Information Management and Radiation Therapy business units. Mr. Ferrari serves on the Board of Directors of FemRx, Inc., a publicly held company. He also serves on the boards of several privately held companies. Mr. Ferrari holds an M.B.A. from the University of South Florida.

     THOMAS A. AFZAL joined the Company as Vice President of Sales and Marketing in March 1996. From February 1992 until joining the Company, he held various positions with Krauth Medical GmbH, a European medical device distributor, most recently as President of its subsidiary, AD Krauth Cardiovascular, GmbH. From January 1994 to February 1996 he also served on the Board of Directors of Krauth Medical GmbH. From January 1989 to January 1992 he held various marketing and sales positions with subsidiaries of Sulzermedica Company, a medical device manufacturer, including Carbomedics, a heart valve manufacturer.

     MICHAEL J. BILLIG joined CTS as Vice President of Regulatory, Quality and Clinical Research in February 1996. From January 1989 until joining the Company, Mr. Billig served as Vice President, Regulatory, Clinical and Quality of Cardiometrics, Inc., a company that manufactures and markets intravascular Doppler ultrasound systems for measuring blood flow. From June 1987 to February 1989, he served as Director, Regulatory Affairs and Quality Assurance of Cardiometrics, Inc.

     CHRISTIAN SKIELLER joined the Company as Vice President of Operations in August 1996. From January 1992 until joining the Company, he was Vice President of Manufacturing for Medtronic CardioRythm, a manufacturer of electrophysiology catheter systems. From 1990 to 1991, Mr. Skieller served as Vice President of Operations at Abaxis, a medical diagnostics systems manufacturer. From 1987 to 1990 he was a manufacturing Consultant, assisting
companies with strategic and operational issues.   Mr. Skieller holds an M.S.
in chemical engineering and an M.B.A from Stanford University.

     CHARLES S. TAYLOR, the founder of CTS, has been with Informed Creation, the predecessor company to CTS, since its inception in November 1993, and has served as Vice President, Chief Technical Officer and Director since the Company's incorporation in June 1995. From June 1992 until November 1993, Mr. Taylor was a member of the research and development group at Stanford Surgical Technologies, Inc., now Heartport, Inc., a public company that develops and markets instruments for cardiac surgical procedures. From January 1992 to May 1992, Mr. Taylor managed the establishment of a new development group for Eli Lilly's Medical Instrument Systems division, the Technology Development Center ("TDC"), which develops surgical devices for vascular intervention procedures. From May 1986 to December 1991, he was an Engineer and Manager for Advanced Cardiovascular Systems, Inc. where he directed teams of engineers developing new manufacturing technologies and custom research and development equipment.

     STEVE M. VAN DICK joined the Company as Vice President of Finance and Administration and Chief Financial Officer in April 1996. From March 1995 until April 1996, Mr. Van Dick was Vice President of Finance and Administration and Chief Financial Officer of Perclose, Inc., a manufacturer of minimally invasive systems for the surgical closure of arterial access sites in catheterization procedures. From September 1993 until March 1995, he was Vice President of Finance and Chief Financial Officer of CVIS. From 1992 until joining CVIS, Mr. Van Dick was Vice President, Finance and Chief Financial Officer of Imatron, Inc., a manufacturer of specialized medical equipment. From 1987 until joining Imatron, he held various positions with ADAC Laboratories, serving as Vice President of Finance since 1988 and as Chief Financial Officer since 1991. Mr. Van Dick holds an M.B.A. from Santa Clara University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)   1.  Financial Statements

           The following Consolidated Financial Statements of
           CardioThoracic Systems, Inc. and Report of Independent Accountants are incorporated by reference in the respective portions of the Registrant's 1996 annual report to stockholders included in Exhibit 13.1 to the report:

               Consolidated Balance Sheets; December 31, 1996 and 1995

               Consolidated Statements of Operations; Year ended December 31, 1996 and the period from June 15, 1995 (date of inception) to December 31, 1995

               Consolidated Statement of Stockholders' Equity; Year ended December 31, 1996 and the period from June 15, 1995 (date of inception) to December 31, 1995

               Consolidated Statements of Cash Flows; Year ended December 31, 1996 and the period from June 15, 1995 (date of inception) to December 31, 1995

               Notes to Consolidated Financial Statements

               Report of Independent Accountants

           The following Financial Statements of Informed Creation and Report of Independent Accountants are incorporated by reference in the respective portions of the Registrant's 1996 annual report to stockholders included in Exhibit 13.1 to the report:

               Balance Sheet; June 14, 1995

               Statements of Operations; Period from January 1, 1995 to June 14, 1995, year ended December 31, 1994 and the period from November 3, 1993 (date of inception) to June 14, 1995

               Statement of Sole Proprietorship Capital; Period from January 1, 1995 to June 14, 1995, year ended December 31, 1994 and the period from November 3, 1993 (date of inception) to December 31, 1993

               Statements of Cash Flows; Period from January 1, 1995 to June 14, 1995, year ended December 31, 1994 and the period from November 3, 1993 (date of inception) to June14, 1995

               Notes to Financial Statements


               Report of Independent Accountants

       2.  Financial Statement Schedules

           All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

       3.  Exhibits

           Refer to (c) below.

 (b)   Reports on Form 8 - K.

       The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1996.

 (c)   Exhibits

                             EXHIBIT INDEX

   Exhibit
     No.                      Description
  ---------   ----------------------------------------------------------------
    3.2(1)    Restated Certificate of Incorporation.

    3.3       Bylaws of Registrant (as amended).

    3.4(5) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

    3.5(5)    Preferred Shares Rights Agreement, dated as of February 14,
              1997.

    4.1(1)    Specimen Common Stock Certificate.

   10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.

   10.2       Incentive Stock Plan and form of Agreements thereunder
              (as amended).

   10.3(1) Director Option Plan and form of Director Stock Option Agreement thereunder.

   10.4(1)    Employee Stock Purchase Plan and form of agreements thereunder.

   10.5 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement thereunder (as amended).

   10.6(1) Form of Employment, Confidential Information and Invention Assignment Agrement.

   10.8(1) Consulting Agreement, dated June 10, 1995, between the company and Federico Benetti, MD.

   10.9(1) Assignment Agreement, dated June 30, 1995 (as amended by Amendment Agreement dated August 31, 1995), between the Company and Federico Benetti, M.D.

  10.10(1) Employment Letter Agreement, dated September 5, 1995, between the Company and Charles S. Taylor.

  10.11(1) Assignment Agreement, dated September 7, 1995, between the Company and Charles s. Taylor.

  10.12(1) Shareholder rights Agreement dated September 8, 1995 (as amended January 3, 1996) between the Company and certain holders of the Registrant's securities.

  10.13(1) Letter Agreement regarding Heartport trade secret allegations, dated October 11, 1995, between the Company and Charles S. Taylor.

  10.14(1) Assignment, Assumption of Lease and Consent, dated November 9, 1995, between the Company and Cardiovascular Concepts, Inc. ("CVC") for the premises located at 3260 Alpine Road, Portola Valley, California 94028.

  10.16(1) Promissory Note, dated December 4, 1995, between the Company and Ivan Sepetka.

  10.17(1) Consent to Assignment, dated December 22, 1995, among the Company, Viking Partners, Inc. ("Viking), CVC and Fogarty Engineering, Inc. for the premises located at 3260 Alpine Road, Portola Valley, California 94028.

  10.19(1) First Amendment to Assignment, Assumption of Lease and Consent, dated December 22, 1995, between the Company and CVC for the premises located at 3260 Alpine Road, California 94028.

  10.21(1) Consulting Agreement, dated February 21, 1996, between the Company and Thomas J. Fogarty, M.D.

  10.22(1) Development and License Agreement, dated February 19, 1996, between the Company and Enable Medical Corp.

  10.23(1) Employemtn Letter Agreement, dated March 15, 1996, between the Company and Steve M. Van Dick.

  10.24(1) Lease dated March 29, 1996 for space located at 10600 North Tantau Avenue, Cupertino, California between the Company and Spieker Properties, L.P.

  10.25(2) Employment Letter Agreement, dated February 22, 1996, between the Company and Thomas Afzal.

  10.26(2) Employment Letter Agreement, dated March 13, 1996, between the Company and Robert Rosenbluth.

  10.27(3) Employment Letter Agreement, dated Aporil 19, 1996, between the Company and Steve Van Dick.

  10.28(3) Promissory Note for $300,000 dated April 29, 1996, between the Company and Thomas Afzal.

  10.29(3)    Promissory Note for $35,000 dated May 20, 1996, between the

              Company and Michael J. Billig.

  10.30(3) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.

  10.31(4) Promissory Note for $750,000 and Security Agreement dated August 16, 1996, between the Company and Richard Ferrari.

  10.32 Promissory Note for $200,000 dated December 3, 1996, between the Company and Steve Van Dick.

  11.1        Calculation of earnings per share

  13.1 Portions of Annual Report to Stockholders incorporated by reference.

  23.1        Consents of Coopers & Lybrand L.L.P., Independent Accountants

  27.1        Financial Data Schedule
---------------------------------------

              (1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).

              (2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended March 31, 1996.

              (3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 30, 1996.

              (4) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 10, 1996.

              (5) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 28, 1997.

 SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 27, 1997                       CARDIOTHORACIC SYSTEMS, INC.



                                         /S/ Richard M. Ferrari
                                        -------------------------------------
                                        Richard M. Ferrari
                                        President and Chief Executive Officer

     KNOW ALL MEN AN WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Ferrari and Steve
M. Van Dick, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchanges Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/S/  Richard M. Ferrari       President and Chief Executive      March 27, 1997
----------------------------  Officer (Principal Executive
Richard M. Ferrari            Officer)


/S/  Steve M. Van Dick        Vice President of Finance and      March 27, 1997
----------------------------  and Administration and Chief
Steve M. Van Dick             Financial Officer (Principal
                              Financial and Accounting Officer)


/S/  Joseph A. Ciffolillo     Director                           March 27, 1997
----------------------------
Joseph A. Ciffolillo


/S/  Thomas J. Fogarty, M.D.  Director                           March 27, 1997
----------------------------
Thomas J. Fogarty


/S/  Jack W. Lasersohn        Director                           March 27, 1997
----------------------------
Jack W. Lasersohn


/S/  Thomas C. McConnell      Director                           March 27, 1997
----------------------------
Thomas C. McConnell


/S/  Robert C. Bellas, Jr.    Director                           March 27, 1997
----------------------------
Robert C. Bellas, Jr.


/S/  Philip M. Young          Director                           March 27, 1997
----------------------------
Philip M. Young

                                  EXHIBIT INDEX

Exhibit                                                             Page
Number              Exhibit Description                            Number
--------       ----------------------------------------            ------
    3.2(1)    Restated Certificate of Incorporation.

    3.3       Bylaws of Registrant (as amended).

    3.4(5) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

    3.5(5)    Preferred Shares Rights Agreement, dated as of February 14,
              1997.

    4.1(1)    Specimen Common Stock Certificate.

   10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.

   10.2       Incentive Stock Plan and form of Agreements thereunder
              (as amended).

   10.3(1) Director Option Plan and form of Director Stock Option Agreement thereunder.

   10.4(1)    Employee Stock Purchase Plan and form of agreements thereunder.

   10.5 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement thereunder (as amended).

   10.6(1) Form of Employment, Confidential Information and Invention Assignment Agrement.

   10.8(1) Consulting Agreement, dated June 10, 1995, between the company and Federico Benetti, MD.

   10.9(1) Assignment Agreement, dated June 30, 1995 (as amended by Amendment Agreement dated August 31, 1995), between the Company and Federico Benetti, M.D.

  10.10(1) Employment Letter Agreement, dated September 5, 1995, between the Company and Charles S. Taylor.

  10.11(1) Assignment Agreement, dated September 7, 1995, between the Company and Charles s. Taylor.

  10.12(1) Shareholder rights Agreement dated September 8, 1995 (as amended January 3, 1996) between the Company and certain holders of the Registrant's securities.

  10.13(1) Letter Agreement regarding Heartport trade secret allegations, dated October 11, 1995, between the Company and Charles S. Taylor.

  10.14(1) Assignment, Assumption of Lease and Consent, dated November 9, 1995, between the Company and Cardiovascular Concepts, Inc. ("CVC") for the premises located at 3260 Alpine Road, Portola Valley, California 94028.

  10.16(1) Promissory Note, dated December 4, 1995, between the Company and Ivan Sepetka.

  10.17(1) Consent to Assignment, dated December 22, 1995, among the Company, Viking Partners, Inc. ("Viking), CVC and Fogarty Engineering, Inc. for the premises located at 3260 Alpine Road, Portola Valley, California 94028.

  10.19(1) First Amendment to Assignment, Assumption of Lease and Consent, dated December 22, 1995, between the Company and CVC for the premises located at 3260 Alpine Road, California 94028.

  10.21(1) Consulting Agreement, dated February 21, 1996, between the Company and Thomas J. Fogarty, M.D.

  10.22(1) Development and License Agreement, dated February 19, 1996, between the Company and Enable Medical Corp.

  10.23(1) Employemtn Letter Agreement, dated March 15, 1996, between the Company and Steve M. Van Dick.

  10.24(1) Lease dated March 29, 1996 for space located at 10600 North Tantau Avenue, Cupertino, California between the Company and Spieker Properties, L.P.

  10.25(2) Employment Letter Agreement, dated February 22, 1996, between the Company and Thomas Afzal.

  10.26(2) Employment Letter Agreement, dated March 13, 1996, between the Company and Robert Rosenbluth.

  10.27(3) Employment Letter Agreement, dated Aporil 19, 1996, between the Company and Steve Van Dick.

  10.28(3) Promissory Note for $300,000 dated April 29, 1996, between the Company and Thomas Afzal.

  10.29(3)    Promissory Note for $35,000 dated May 20, 1996, between the

              Company and Michael J. Billig.

  10.30(3) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.

  10.31(4) Promissory Note for $750,000 and Security Agreement dated August 16, 1996, between the Company and Richard Ferrari.

  10.32 Promissory Note for $200,000 dated December 3, 1996, between the Company and Steve Van Dick.

  11.1        Calculation of earnings per share

  13.1 Portions of Annual Report to Stockholders incorporated by reference.

  23.1        Consents of Coopers & Lybrand L.L.P., Independent Accountants

  27.1        Financial Data Schedule
---------------------------------------

              (1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement Form S-1 (Registration No. 333-1840).

              (2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended March 31, 1996.

              (3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 30, 1996.

              (4) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 10, 1996.

              (5) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 28, 1997.