Form 10-Q
period 1997-03-28
CARDIOTHORACIC SYSTEMS INC
filed 1997-05-13
CIK 1009677

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      Form 10-Q


     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


         For the quarterly period ended March 28, 1997 or


         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from _____________ to _____________.


                                Commission File Number
                                ----------------------
                                       0-27880


                             CARDIOTHORACIC SYSTEMS, INC
                             ---------------------------
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


    Registrant's telephone, including area code: (408) 342-1700


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such requirements for the past 90 days.  Yes   X    No
                                                       -----     -----

As of May 1, 1997, there were 13,496,454 shares of the Registrant's Common Stock outstanding.


Exhibit Index on page:   24
Total number of pages:   26

                             CARDIOTHORACIC SYSTEMS, INC.
                                        INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
    ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
              MARCH 28, 1997 AND DECEMBER 31, 1996                         3

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 28, 1997 AND
              MARCH 31, 1996                                               4

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 28, 1997 AND
              MARCH 31, 1996                                               5

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS           6


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         9


PART II.  OTHER INFORMATION                                               20

SIGNATURES                                                                23

EXHIBIT INDEX                                                             24

                             CARDIOTHORACIC SYSTEMS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    March 28,          December 31,
                                                                      1997                 1996
                                                                  -------------       -------------
                                                                   (unaudited)
                                                 ASSETS
Current assets:
 Cash and cash equivalents                                        $   5,058,000       $   5,184,000
 Available-for-sale securities                                       38,648,000          42,608,000
 Trade accounts receivable, net                                       1,450,000             133,000
 Notes receivable from officers                                         115,000             115,000
 Inventories                                                            561,000             220,000
 Interest receivable                                                    912,000             946,000
 Prepaid expenses and other current assets                              268,000             124,000
                                                                  -------------       -------------
   Total current assets                                              47,012,000          49,330,000

Property and equipment, net                                           2,806,000           2,494,000

Available-for-sale securities                                        31,339,000          30,665,000
Notes receivable from officers                                        1,129,000           1,157,000
Other assets                                                             53,000              45,000
                                                                  -------------       -------------
   Total assets                                                   $  79,533,000       $  81,197,000
                                                                  -------------       -------------
                                                                  -------------       -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Equipment note, current portion                                  $     140,000       $     136,000
 Accounts payable                                                     1,798,000             831,000
 Accrued liabilities                                                  2,712,000           2,343,000
                                                                  -------------       -------------
   Total current liabilities                                          4,650,000           3,310,000

Bank borrowings                                                       1,625,000             425,000
Equipment note, less current portion                                    666,000             703,000

Stockholders' equity:
 Common stock, par value $0.001                                          13,000              13,000
 Additional paid-in capital                                         103,071,000         102,040,000
 Deferred compensation                                               (5,801,000)         (5,742,000)
 Unrealized gain (loss) on available-for-sale securities               (106,000)             17,000
 Accumulated deficit                                                (21,779,000)        (17,075,000)
                                                                  -------------       -------------
Total stockholders' equity                                           75,398,000          79,253,000
                                                                  -------------       -------------
Total liabilities and stockholders' equity                        $  82,339,000       $  83,691,000
                                                                  -------------       -------------
                                                                  -------------       -------------

See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (unaudited)



                                                  Three Months    Three Months
                                                       Ended         Ended
                                                 March 28, 1997  March 31, 1996
                                                 --------------  --------------

Net sales                                         $  2,112,000

Cost of sales                                        1,472,000
                                                  ------------

Gross profit                                           640,000
                                                  ------------

Operating expenses:
   Research and development                          2,051,000    $  2,631,000
   Sales, marketing, general, and administrative     4,309,000       1,082,000
                                                  ------------    ------------
     Total operating expenses                        6,360,000       3,713,000
                                                  ------------    ------------

Loss from operations                                (5,720,000)     (3,713,000)

Interest income, net                                 1,016,000          39,000
                                                  ------------    ------------

Net loss                                          $ (4,704,000)   $ (3,674,000)
                                                  ------------    ------------
                                                  ------------    ------------

Net loss per share                                $      (0.35)   $      (0.39)
                                                  ------------    ------------
                                                  ------------    ------------

Shares used in computing
     net loss per share                             13,358,000       9,383,000
                                                  ------------    ------------
                                                  ------------    ------------

See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                              Three Months Ended    Three Months Ended
                                                                March 28, 1997        March 31, 1996
                                                              ------------------    ------------------
OPERATING ACTIVITIES
   Net loss                                                      $  (4,704,000)       $  (3,674,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                    214,000                7,000
      Amortization of notes receivable from officer                     28,000
      Amortization of deferred compensation                            562,000            1,725,000
      Changes in operating assets and liabilities:
         Trade accounts receivable                                  (1,362,000)
         Allowance for bad debts and product returns                    45,000
         Inventory                                                    (341,000)
         Interest receivable                                            34,000
         Prepaid expenses and other current assets                    (144,000)            (734,000)
         Other assets                                                   (8,000)             (45,000)
         Accounts payable                                              967,000              745,000
         Accrued liabilities                                           369,000              198,000
                                                                  ------------         ------------
           Net cash used in operating activities                    (4,340,000)          (1,778,000)
                                                                  ------------         ------------

INVESTING ACTIVITIES
   Purchases of property and equipment                                (526,000)            (184,000)
   Purchase of available-for-sale securities                       (18,873,000)
   Proceeds from maturities of available-for-sale securities        22,036,000            2,583,000
                                                                  ------------         ------------
          Net cash provided by investing activities                  2,637,000            2,399,000
                                                                  ------------         ------------

FINANCING ACTIVITIES
   Bank borrowings                                                   1,200,000
   Repayment of equipment note                                         (33,000)
   Proceeds from issuance of convertible preferred stock               996,000
   Proceeds from issuance of common stock                              410,000                9,000
                                                                  ------------         ------------
          Net cash provided by financing activies                    1,577,000            1,005,000
                                                                  ------------         ------------

     Net increase (decrease) in cash and cash equivalents             (126,000)           1,626,000

     Cash and cash equivalents at beginning of period                5,184,000              712,000
                                                                  ------------         ------------
     Cash and cash equivalents at end of period                   $  5,058,000         $  2,338,000
                                                                  ------------         ------------
                                                                  ------------         ------------


                             CARDIOTHORACIC SYSTEMS, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    March 28, 1997
                                     (Unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    The operating results of the interim periods presented are not necessarily indicative of the results for the year ending January 2, 1998 or for any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Note 3.  Change in Fiscal Year-End

    In January 1997, the Company changed its financial reporting year from a fiscal year of twelve calendar months ending on December 31 to a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. According, fiscal year 1997 will end on January 2, 1998.

                             CARDIOTHORACIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                    March 28, 1997
                                     (Unaudited)

Note 4.  Available-for-Sale Securities

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

    At March 28, 1997, available-for-sale securities consist of the following:


                                 Amortized   Unrealized  Unrealized   Estimated
                                    Cost        Gains      Losses    Fair Value
                                -----------  ----------  ----------  -----------
   U.S. Gov't notes and bonds   $16,762,000   $ 12,000   $ (24,000)  $16,750,000
   Gov't agency notes and bonds  11,764,000        -       (29,000)   11,735,000
   Corporate notes and bonds     41,567,000      1,000     (66,000)   41,502,000
                                -----------   --------   ---------   -----------
                                $70,093,000   $ 13,000   $(119,000)  $69,987,000
                                -----------   --------   ---------   -----------
                                -----------   --------   ---------   -----------

    At December 31, 1996, available-for-sale securities consist of the following:


                                 Amortized   Unrealized  Unrealized   Estimated
                                    Cost        Gains      Losses    Fair Value
                                -----------  ----------  ----------  -----------
   U.S. Gov't notes and bonds   $15,710,000  $  47,000   $  (3,000)  $15,754,000
   Gov't agency notes and bonds  12,032,000      1,000     (15,000)   12,018,000
   Corporate notes and bonds     45,514,000        -       (13,000)   45,501,000
                                -----------   --------   ---------   -----------
                                $73,256,000  $  48,000   $ (31,000)  $73,273,000
                                -----------   --------   ---------   -----------
                                -----------   --------   ---------   -----------


    Available-for-sale securities by contractual maturity at March 28, 1997 are shown below:

                                 Amortized   Estimated
                                    Cost     Fair Value
                                -----------  -----------
   Less than one year           $38,668,000  $38,648,000
   Due in one to two years       31,426,000   31,339,000
                                -----------  -----------
                                $70,094,000  $69,987,000
                                -----------  -----------
                                -----------  -----------

                             CARDIOTHORACIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                    March 28, 1997
                                     (Unaudited)

Note 5.  Inventories

    Inventories consist of the following:

                                       March 28,       December 31,
                                         1997             1996
                                       ---------       -----------
              Raw materials            $ 216,000        $  87,000
              Work-in-process            331,000          127,000
              Finished goods              14,000            6,000
                                       ---------        ---------
                                       $ 561,000        $ 220,000
                                       ---------        ---------
                                       ---------        ---------

Note 6.  Net Loss Per Share

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

Note 7.  Recent Accounting Pronouncements

    In March 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS 128) "Earnings Per Share", and Statement No. 129 (SFAS
129) "Disclosures of Information about Capital Structure". These statements are expected to be effective for the Company's first quarter in 1998 and will require a revised presentation of earnings per share. Early adoption of the new standards is not permitted and apart from the impact on earnings per share, the impact will not be material to the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of CardioThoracic Systems, Inc. ("CTS" or the "Company") should be read in conjunction with the Financial Statements and the related Notes thereto included herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934. Such forward looking statements involves risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below and under "Factors Affecting Operating Results".

OVERVIEW

    The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation, and to date the business has been engaged primarily in organizational, research and product development efforts. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995 the Company acquired all intellectual property assets of Informed Creation, the sole proprietorship. In April 1996, the Company raised approximately $84.2 million through an initial public offering.

    Since inception, the Company has been engaged in the development of instruments and systems designed to allow the majority of cardiothoracic surgeons, using their existing skills coupled with Company-sponsored training, to perform Minimally Invasive Direct Coronary Artery Bypass ("MIDCAB") surgery, a revascularization procedure performed on a beating heart. In December 1996, the Company held its first Comprehensive Optimal Revascularization (COR) training program and commenced shipments of the CTS MIDCAB System.

RESULTS OF OPERATIONS

    Three months ended March 28, 1997 compared to the three months ended March 30, 1996.

    Net sales of $2.1 million in the three months ended March 28, 1997 were the result of the first full quarter of shipments of the CTS MIDCAB System as well as a modest amount of training revenue. There were no sales in the three months ended March 31, 1996.

    Cost of sales increased to $1.5 million in the three months ended March 28, 1997 compared to none in the same period last year. This increase is primarily the result of material costs associated with products sold, a significant increase in personnel and other cost associated with the commencement of manufacturing and assembly operations, manufacturing engineering and support functions, and a materials procurement and handling function.

    Research and development expenses for the three months ended March 28, 1997 were $2.1 million compared to $2.6 million for the three months ended March 31, 1996. This decrease was due to a reduction in the charge for amortization of deferred compensation, offset somewhat by an increase in research and development staff, patent legal costs, facility costs and increased expenditures related to the continuing development of the instruments associated with the ACCESS MV System, Saphenous Vein Harvesting System and valve products. The Company expects that research and development expenses will increase throughout 1997 as the Company expands its research and development activities related to the ACCESS MV System, Saphenous Vein Harvesting System, valve repair and replacement and other research efforts.

    Marketing, general and administrative expenses increased to $4.3 million for the three months ended March 28, 1997 compared to $1.1 million for the three months ended March 31, 1996. This increase was due primarily to the hiring of marketing and administrative personnel and consultants, the Company's COR training programs, promotional efforts to increase market awareness of the Company and the MIDCAB procedure, German sales and marketing costs, higher facility costs and establishing the Company's administrative infrastructure.
The Company expects that sales and marketing and administrative expenses will continue to increase throughout 1997 as the Company builds its sales and marketing and administrative organizations, develops and sponsors surgeon training programs, establishes financial and management information and control systems, and makes expenditures to increase market awareness of the MIDCAB procedure and the Company's products.

    The Company has recorded deferred compensation of $14.0 million for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations. Amortization of deferred compensation charged to operating expenses in the three months ended March 28, 1997 totaled $562,000 compared to $1.7 million for the same period last year.

    Net interest income increased to $1.0 million for the three months ended March 28, 1997 compared to $39,000 for the three months ended March 31, 1996. The increase was primarily due to the interest received on higher average cash balances resulting from the completion of the Company's initial public offering in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed operations primarily from the sale of equity securities. As of March 28, 1997, the Company had raised approximately $89.7 million (net of stock issuance costs) from the sale of equity securities. As of March 28, 1997, cash, cash equivalents and available-for-sale securities totaled $75.0 million. The Company's cash used in operations was $4.3 million for the three months ended March 28, 1997, reflecting expenditures made primarily to increase research and development, to commence marketing and sales activities, and to support its administrative infrastructure. The Company also spent $526,000 for the purchases of property and equipment.

    The Company plans to finance its operations principally from existing cash, cash equivalents and available-for-sale securities and interest thereon, product revenues and, to the extent available, lines of credit. The Company currently has an agreement with a bank for a $3.5 million line of credit fully secured by cash, cash equivalents and available-for-sale securities, of which $1.9 million is available at March 28, 1997. The Company also has a $2.5 million equipment loan credit facility available to finance the purchase of certain equipment, of which $1.7 million is available at March 28, 1997. The Company believes that its existing cash balances and available-for-sale securities and interest thereon, credit lines and product revenues will be sufficient to fund its operations through 1998. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to hire and develop a direct sales force in the United States and Germany and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

    At March 28, 1997, the Company had approximately $8,052,000 million in federal and in state net operating loss carryforwards, which expire in the years 2011 and 2001, respectively. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating losses and research and development credits before they can be fully utilized.

    In March 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS 128) "Earnings Per Share", and Statement No. 129 (SFAS
129) "Disclosures of Information about Capital Structure". These statements are expected to be effective for the Company's first quarter in 1998 and will require a revised presentation of earnings per share. Early adoption of the new standards is not permitted and apart from the impact on earnings per share, the impact will not be material to the Company's financial position or results of operations.

FACTORS AFFECTING OPERATING RESULTS

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. To date, the Company has engaged primarily in organizational and research and product development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has only recently generated revenues and has very limited experience in manufacturing, marketing or selling the CTS MIDCAB System. The Company has experienced operating losses since its inception, and, as of March 28, 1997, the Company had an accumulated deficit of approximately $21.8 million. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1997 as it continues to expend substantial resources to continue development of the Company's products, obtain additional regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products will ever gain commercial acceptance or that the Company will ever generate revenues sufficient to achieve profitability.

    HIGHLY COMPETITIVE MARKET; RISK OF ALTERNATIVE THERAPIES; RISK OF REUSE. The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Cordis Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments, as well as CABG surgery, are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals than does the Company. Furthermore, competition in the emerging market for minimally invasive cardiothoracic surgery is expected to be intense and to increase. Heartport, Inc., Medtronic, Inc., Research Medical Inc. and United States Surgical Corp. are marketing or have announced that they are developing products to be used in minimally invasive coronary procedures. There can be no assurance that the MIDCAB procedure will replace any current treatments. Additionally, even if it is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies or competing devices to perform the same procedure or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MIDCAB procedures. Furthermore, sales of the CTS MIDCAB System could be adversely affected by reuse of the Company's products, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the CTS MIDCAB System is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE ON THE CTS MIDCAB SYSTEM; UNCERTAINTY OF MARKET ACCEPTANCE OF
THE CTS MIDCAB SYSTEM. The CTS MIDCAB System is expected to account for the great majority of the Company's revenues for the foreseeable future. The Company has only recently commenced sales of the CTS MIDCAB System, and there can be no assurance that market acceptance and demand for the CTS MIDCAB System will be sufficient to allow profitable operations. Failure of the CTS MIDCAB System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

    LACK OF REGULATORY APPROVALS. The design, manufacturing, labeling, distribution and marketing of certain components of the CTS MIDCAB System and the Saphenous Vein Harvesting System will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market certain of its products under development in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market additional components of the CTS MIDCAB System through a 510(k) premarket notification. The Company has been notified by the FDA that it is exempted from filing a premarket notification for the CTS Access Platform and the Stabilizer and is allowed to market these products in the United States. In September 1996 the Company filed 510(k) premarket notifications for clearance to market additional components of the CTS MIDCAB System and the bipolar scissors. In January 1997 the Company received clearance from the FDA to market the bipolar electrosurgical scissors. There can be no assurance that the FDA will act favorably or quickly on the Company's remaining or future 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns two issued United States patents. The issued patents do not contain any claims that protect the Company's products that are currently being marketed or under development. The Company is the licensee of a United States patent application for bipolar electrosurgical scissors that are used in the Saphenous Vein Harvesting System, which is under development. The Company has filed twenty-three United States patent applications. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent application or United States and international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

    EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY
TO MANAGE GROWTH. The Company believes that the CTS MIDCAB System could address a large potential market. There can be no assurance that the Company's marketing efforts will result in significant demand for the CTS MIDCAB System, or that demand for the Company's products will increase.

Even if demand for the Company's products does increase, there can be no assurance that the Company will be able to develop the necessary manufacturing capability; build and train the necessary manufacturing, sales and marketing teams; attract, retain and integrate the required key personnel; or implement the financial and management systems to meet growing demand for its products. Failure of the Company to successfully manage its growth would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has a small sales and marketing organization. The Company intends to sell the CTS MIDCAB System in the United States and certain European countries through a direct sales force. In other markets, the Company intends to sell its products primarily through distributors or by means of collaborative arrangements. There can be no assurance that the Company will be able to build a larger direct sales force or marketing organization, that maintaining a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain agreements with distributors or collaborative arrangements, or that such distributors or collaborators will devote adequate resources to selling the Company's products under development. The Company has entered into distribution agreements for the sale of its products in certain countries; therefore the Company will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative relationships could have a material adverse effect on the Company's business, financial condition and results of operations.

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

SIGNIFICANT RESTRICTIONS ON CHANGE OF CONTROL. The Company has adopted a number of anti-takeover measures. The Company has adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors. In addition, the company is authorized to issue 5,100,000 shares of undesignated Preferred Stock. Such shares of Preferred Stock may be issued by the Company without stockholder approval upon such terms as the Company's Board of Directors may determine. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of, the holders of Common Stock. At present, the Company has no plans to issue any of the Preferred Stock.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

          None

     Item 2.  Changes in Securities

          None

     Item 3.  Defaults upon Senior Securities

          None

     Item 4.   Submission of Matters to a Vote of Security Holders

          None

     Item 5.  Other Information

          None

     Item 6.  Exhibits and Reports on Form 8 - K.


         a) Exhibits


            3.2(1)  Restated Certificate of Incorporation.
            3.3(6)  Bylaws of Registrant (as amended)
            3.4(5) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock
            3.5(5) Preferred Shares Rights Agreement, dated as of February 14, 1997
            4.1(1)  Specimen Common Stock Certificate.
           10.1(1)  Form of Indemnification Agreement between the
                    Company and each of its directors and officers. 10.2(6) Incentive Stock Plan and form of Agreements thereunder (as amended).
           10.3(1)  Director Option Plan and form of Director
                    Stock Option Agreement thereunder.
           10.4(1)  Employee Stock Purchase Plan and forms of
                    agreements thereunder.
           10.5(6)  Nonstatutory Stock Option Plan and form of
                    Nonstatutory Stock Option Agreement thereunder
                    (as amended).
           10.6(1)  Form of Employment, Confidential Information
                    and Invention Assignment Agreement.
           10.8(1)  Consulting Agreement, dated June 30, 1995,
                    between the Company and Federico Benetti, M.D.

           10.9(1) Assignment Agreement, dated June 30, 1995 (as amended by Amendment Agreement dated August 31, 1995), between the Company and Federico Benetti, M.D.
          10.10(1) Employment Letter Agreement, dated September 5, 1995, between the Company and Charles S. Taylor.
          10.11(1) Assignment Agreement, dated September 7, 1995, between the Company and Charles S. Taylor.
          10.12(1)  Shareholder Rights Agreement dated September 8, 1995
                    (as amended January 3, 1996) between the Company and certain holders of the Registrant's securities.
          10.13(1) Letter Agreement regarding Heartport trade secret allegations, dated October 11, 1995, between the Company and Charles S. Taylor.
          10.14(1) Assignment, Assumption of Lease and Consent, dated November 9, 1995, between the Company and Cardiovascular Concepts, Inc. ("CVC") for the premises located at 3260 Alpine Road, Portola
                    Valley, California 94028.
          10.16(1) Promissory Note, dated December 4, 1995, between the Company and Ivan Sepetka.
          10.17(1)  Consent to Assignment, dated December 22,
                    1995, among the Company, Viking Partners, Inc.
                    ("Viking"), CVC and Fogarty Engineering, Inc.
                    for the premises located at 3260 Alpine Road, Portola Valley, California 94028.
          10.19(1)  First Amendment to Assignment, Assumption of
                    Lease and Consent, dated December 22, 1995, between the Company and CVC for the premises located at 3260 Alpine Road, Portola Valley,
                    California 94028.
          10.21(1) Consulting Agreement, dated February 21, 1996, between the Company and Thomas J. Fogarty, M.D.
          10.22(1)  Development and License Agreement, dated
                    February 19, 1996, between the Company and
                    Enable Medical Corp.
          10.23(1)  Employment Letter Agreement, dated March 15,
                    1996, between the Company and Steve M. Van Dick.
          10.24(1) Lease dated March 29, 1996 for space located at 10600 North Tantau Avenue, Cupertino, California between the Company and Spieker Properties, L.P.
          10.25(2) Employment Letter Agreement, dated February 22, 1996, between the Company and Thomas Afzal.
          10.26(2) Employment Letter Agreement, dated March 13, 1996, between the Company and Robert Rosenbluth.

          10.27(3) Employment Agreement, dated April 19, 1996, between the Company and Steve Van Dick.
          10.28(3) Promissory Note for $300,000 dated April 29, 1996, between the Company and Thomas Afzal.
          10.29(3) Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael J. Billig.
          10.30(3) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.
          10.31(4) Promissory Note for $750,000 and Security Agreement dated August 16, 1996, between the Company and Richard Ferrari.
          10.32(6) Promissory Note for $200,000 dated December 3, 1996, between the Company and Steve Van Dick.
          11.1      Calculation of net loss per share.

          27.1      Financial Data Schedule

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

                      (4) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 30, 1996.

                      (5) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on
                              February 28, 1997.

                      (6) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended December 31, 1996.

          b)  Reports on Form 8 - K

               None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May  12, 1997                    CARDIOTHORACIC SYSTEMS, INC.



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

                                  EXHIBIT INDEX

Exhibit                                                                Page
Number              Exhibit Description                               Number
-------             -------------------                             ---------

11.1                Calculation of net loss per share.                  25

27.1                Financial Data Schedule                             26