Form 10-Q/A
period 1997-03-28
CARDIOTHORACIC SYSTEMS INC
filed 1997-05-16
CIK 1009677

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      Form 10-Q/A


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

                                  EXPLANATORY NOTE

    On May 13, 1997, CardioThoracic Systems, Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1997, with the Securities and Exchange Commission (the "Commission").

    The Company is now filing with the Commission its amended Quarterly Report on Form 10-Q/A. The sole purpose for filing the amended Quarterly Report is to correct the erroneous Total Assets figures at March 28, 1997 and at December 31, 1996, which were set forth in the Company's Quarterly Report on Form 10-Q. Each of the other figures set forth in the Quarterly Report on Form 10-Q is correct; the incorrect Total Assets figures were typographical errors.

    The correct Total Assets figure at March 28, 1997 was set forth on
Exhibit 27.1 (Financial Data Schedule) to the Quarterly Report on Form 10-Q.

 For ease of reference, this amended Quarterly Report contains all of the information required to be set forth in a Quarterly Report on Form 10-Q.

                             CARDIOTHORACIC SYSTEMS, INC.
                                        INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
    ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
              MARCH 28, 1997 AND DECEMBER 31, 1996                         3

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 28, 1997 AND
              MARCH 31, 1996                                               4

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 28, 1997 AND
              MARCH 31, 1996                                               5

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS           6


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         9


PART II.  OTHER INFORMATION                                               20

SIGNATURES                                                                23

EXHIBIT INDEX                                                             24

                             CARDIOTHORACIC SYSTEMS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    March 28,          December 31,
                                                                      1997                 1996
                                                                  -------------       -------------
                                                                   (unaudited)
                                                 ASSETS
Current assets:
 Cash and cash equivalents                                        $   5,058,000       $   5,184,000
 Available-for-sale securities                                       38,648,000          42,608,000
 Trade accounts receivable, net                                       1,450,000             133,000
 Notes receivable from officers                                         115,000             115,000
 Inventories                                                            561,000             220,000
 Interest receivable                                                    912,000             946,000
 Prepaid expenses and other current assets                              268,000             124,000
                                                                  -------------       -------------
   Total current assets                                              47,012,000          49,330,000

Property and equipment, net                                           2,806,000           2,494,000

Available-for-sale securities                                        31,339,000          30,665,000
Notes receivable from officers                                        1,129,000           1,157,000
Other assets                                                             53,000              45,000
                                                                  -------------       -------------
   Total assets                                                   $  82,339,000       $  83,691,000
                                                                  -------------       -------------
                                                                  -------------       -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Equipment note, current portion                                  $     140,000       $     136,000
 Accounts payable                                                     1,798,000             831,000
 Accrued liabilities                                                  2,712,000           2,343,000
                                                                  -------------       -------------
   Total current liabilities                                          4,650,000           3,310,000

Bank borrowings                                                       1,625,000             425,000
Equipment note, less current portion                                    666,000             703,000

Stockholders' equity:
 Common stock, par value $0.001                                          13,000              13,000
 Additional paid-in capital                                         103,071,000         102,040,000
 Deferred compensation                                               (5,801,000)         (5,742,000)
 Unrealized gain (loss) on available-for-sale securities               (106,000)             17,000
 Accumulated deficit                                                (21,779,000)        (17,075,000)
                                                                  -------------       -------------
Total stockholders' equity                                           75,398,000          79,253,000
                                                                  -------------       -------------
Total liabilities and stockholders' equity                        $  82,339,000       $  83,691,000
                                                                  -------------       -------------
                                                                  -------------       -------------

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



Date:  May  16, 1997                    CARDIOTHORACIC SYSTEMS, INC.



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