Form 10-Q
period 1997-06-27
CARDIOTHORACIC SYSTEMS INC
filed 1997-08-08
CIK 1009677

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      Form 10-Q


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934.

      For the quarterly period ended June 27, 1997 or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934.
      For the transition period from ______________ to _________________.


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

As of July 24, 1997, there were 13,514,282 shares of the Registrant's Common Stock outstanding.

                             CARDIOTHORACIC SYSTEMS, INC.
                                        INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

    Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets as of June 27, 1997 and
           December 31, 1996                                              3

         Consolidated Condensed Statements of Operations for the three
           and six months ended June 27, 1997 and June 30, 1996           4

         Consolidated Condensed Statements of Cash Flows for the three
           and six months ended June 27, 1997 and June 30, 1996           5

         Notes to Consolidated Condensed Financial Statements             6


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9


PART II.  OTHER INFORMATION                                              20

SIGNATURES                                                               24

EXHIBIT INDEX                                                            25

Item 1. Financial Statements

                             CARDIOTHORACIC SYSTEMS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                              June 27,       December 31,
                                               1997             1996
                                            -----------      -------------
                                            (unaudited)


                                  ASSETS
Current assets:
  Cash and cash equivalents                 $  5,492,000    $   5,184,000
  Available-for-sale securities               37,185,000       42,608,000
  Trade accounts receivable, net               1,843,000          133,000
  Notes receivable from officers                 115,000          115,000
  Inventories, net                             1,130,000          220,000
  Interest receivable                            912,000          946,000
  Prepaid expenses and other current assets      487,000          124,000
                                            ------------    -------------
     Total current assets                     47,164,000       49,330,000

Property and equipment, net                    2,856,000        2,494,000

Available-for-sale securities                 27,113,000       30,665,000
Notes receivable from officers                 1,101,000        1,157,000
Other assets                                      52,000           45,000
                                            ------------    -------------
     Total assets                           $ 78,286,000    $  83,691,000
                                            ------------    -------------
                                            ------------    -------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Equipment note, current portion           $    279,000    $     136,000
  Accounts payable                             1,021,000          831,000
  Accrued liabilities                          2,754,000        2,343,000
                                            ------------    -------------
     Total current liabilities                 4,054,000        3,310,000

Bank borrowings                                1,625,000          425,000
Equipment note, less current portion           1,194,000          703,000
                                            ------------    -------------
Total liabilities                              6,873,000        4,438,000
                                            ------------    -------------

Stockholders' equity:
  Common stock, par value $0.001                  13,000           13,000
  Additional paid-in capital                 103,270,000      102,040,000
  Deferred compensation                       (5,227,000)      (5,742,000)
  Unrealized gain (loss) on
   available-for-sale securities                 (49,000)          17,000
  Accumulated deficit                        (26,594,000)     (17,075,000)
                                            ------------    -------------
Total stockholders' equity                    71,413,000       79,253,000
                                            ------------    -------------
Total liabilities and stockholders' equity  $ 78,286,000    $  83,691,000
                                            ------------    -------------
                                            ------------    -------------

See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (unaudited)




                                                                 Three Months Ended                 Six Months Ended
                                                           June 27, 1997    June 30, 1996    June 27, 1997    June 30, 1996
                                                         ----------------  --------------    -------------    -------------
Net sales                                                $  2,836,000                        $  4,948,000
Cost of sales                                               1,744,000                           3,216,000
                                                         ------------                        ------------
Gross profit                                                1,092,000                           1,732,000
                                                         ------------                        ------------
Operating expenses:
   Research and development                                 2,396,000      $  2,518,000         4,447,000      $  5,149,000
   Sales, marketing, general and administrative             4,497,000         1,507,000         8,806,000         2,588,000
                                                         ------------      ------------      ------------      ------------
     Total operating expenses                               6,893,000         4,025,000        13,253,000         7,737,000
                                                         ------------      ------------      ------------      ------------

Loss from operations                                       (5,801,000)       (4,025,000)      (11,521,000)       (7,737,000)

Interest income, net                                          986,000           854,000         2,002,000           892,000
                                                         ------------      ------------      ------------      ------------

Net loss                                                 $ (4,815,000)     $ (3,171,000)     $ (9,519,000)     $ (6,845,000)
                                                         ------------      ------------      ------------      ------------
                                                         ------------      ------------      ------------      ------------

Net loss per share                                       $      (0.36)     $      (0.27)     $      (0.71)     $      (0.64)
                                                         ------------      ------------      ------------      ------------
                                                         ------------      ------------      ------------      ------------

Shares used in computing
    net loss per share                                     13,480,000        11,937,000        13,419,000        10,706,000
                                                         ------------      ------------      ------------      ------------
                                                         ------------      ------------      ------------      ------------


See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                            Six Months Ended    Six Months Ended
                                              June 27, 1997       June 30, 1996
                                            ----------------    ----------------
OPERATING ACTIVITIES
   Net loss                                   $  (9,519,000)    $  (6,845,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                 460,000            26,000
      Amortization of notes receivable
       from officer                                  56,000
      Amortization of deferred compensation       1,135,000         3,394,000
      Allowance for bad debts and
       product returns                               80,000
      Changes in operating assets
       and liabilities:
         Notes receivable from officers                              (390,000)
         Trade accounts receivable               (1,790,000)
         Inventory                                 (910,000)
         Interest receivable                         34,000
         Prepaid expenses and other
          current assets                           (363,000)         (361,000)
         Other assets                                (7,000)          (48,000)
         Accounts payable                           190,000           356,000
         Accrued liabilities                        411,000           683,000
                                              -------------     -------------
           Net cash used in operating
            activities                          (10,223,000)       (3,185,000)
                                              -------------     -------------

INVESTING ACTIVITIES
   Purchases of property and equipment             (822,000)         (386,000)
   Purchase of available-for-sale securities    (37,193,000)
   Proceeds from maturities of
    available-for-sale securities                46,102,000         2,583,000
                                              -------------     -------------
           Net cash provided by investing
            activities                            8,087,000         2,197,000
                                              -------------     -------------

FINANCING ACTIVITIES
   Proceeds from equipment note                     850,000
   Bank borrowings                                1,200,000
   Repayment of equipment note                     (216,000)
   Proceeds from issuance of convertible
    preferred stock                                                   996,000
   Proceeds from issuance of common stock           610,000        84,238,000
                                              -------------     -------------
          Net cash provided by financing
           activies                               2,444,000        85,234,000
                                              -------------     -------------

     Net increase in cash and cash equivalents      308,000        84,246,000

     Cash and cash equivalents at
      beginning of period                         5,184,000           712,000
                                              -------------     -------------
     Cash and cash equivalents at end of
      period                                  $   5,492,000     $  84,958,000
                                              -------------     -------------
                                              -------------     -------------

See accompanying notes.

                             CARDIOTHORACIC SYSTEMS, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    June 27, 1997
                                     (Unaudited)

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

Note 2.  Formation and Business of the Company

    CardioThoracic Systems, Inc. (the Company) was incorporated on June 15, 1995 and subsequently acquired all of the intellectual property assets of its predecessor, Informed Creation, a sole proprietorship which was formed on November 3, 1993, and expensed the purchase price to research and development as purchased in process research and development technology. The Company designs, develops, manufactures and markets surgical products and systems for minimally invasive cardiothoracic surgery.

Note 3.  Change in Fiscal Year-End

    In January 1997, the Company changed its financial reporting year from a fiscal year of twelve calendar months ending on December 31 to a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Accordingly, fiscal year 1997 will end on January 2, 1998.

                             CARDIOTHORACIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                    June 27, 1997
                                     (Unaudited)

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

    At June 27, 1997, available-for-sale securities consist of the following:

                                  Amortized     Unrealized     Unrealized     Estimated
                                    Cost           Gains         Losses      Fair Value
                                 -----------    ----------     ----------   -----------
    U.S. Gov't notes and bonds   $12,802,000    $   19,000     $   (6,000)  $12,815,000
    Corporate notes and bonds     51,545,000        23,000        (85,000)   51,483,000
                                 -----------    ----------     ----------   -----------
                                 $64,347,000    $   42,000     $  (91,000)  $64,298,000
                                 -----------    ----------     ----------   -----------
                                 -----------    ----------     ----------   -----------

    At December 31, 1996, available-for-sale securities consist of the following:



                                  Amortized     Unrealized     Unrealized     Estimated
                                    Cost           Gains         Losses      Fair Value
                                 -----------    ----------     ----------   -----------
    U.S. Gov't notes and bonds   $15,710,000    $   47,000     $   (3,000)  $15,754,000
    Gov't agency notes and bonds  12,032,000         1,000        (15,000)   12,018,000
    Corporate notes and bonds     45,514,000             -        (13,000)   45,501,000
                                 -----------    ----------     ----------   -----------
                                 $73,256,000    $   48,000     $  (31,000)  $73,273,000
                                 -----------    ----------     ----------   -----------
                                 -----------    ----------     ----------   -----------




    Available-for-sale securities by contractual maturity at June 27, 1997 are shown below:

                                      Amortized            Estimated
                                        Cost              Fair Value
                                     ------------       ---------------
    Less than one year               $37,183,000          $37,185,000
    Due in one to two years           27,164,000           27,113,000
                                     -----------          -----------
                                     $64,347,000          $64,298,000
                                     -----------          -----------
                                     -----------          -----------

                             CARDIOTHORACIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                    June 27, 1997
                                     (Unaudited)

Note 5.  Inventories

    Inventories, net consist of the following:

                                          June 27,     December 31,
                                            1997           1996
                                        -----------     ------------

         Raw materials                  $  401,000       $   87,000
         Work-in-process                   547,000          127,000
         Finished goods                    182,000            6,000
                                        ----------       ----------
                                        $1,130,000       $  220,000
                                        ----------       ----------
                                        ----------       ----------

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

Note 7.  Recent Accounting Pronouncements

    During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128) "Earnings Per Share", and in March 1997 issued Statement No. 129 (SFAS 129) "Disclosures of Information about Capital Structure", both of which specify the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 and SFAS 129 will become effective for the Company's 1998 fiscal year. The Company is currently studying the implications of these statements and has not yet determined the impact of adopting such statements on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (FASB 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

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

OVERVIEW

    The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation, and to date the business has been engaged primarily in organizational, research and product development efforts. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995 the Company acquired all intellectual property assets of Informed Creation, the sole proprietorship. In April 1996, the Company raised approximately $84.2 million through the initial public offering of its Common Stock.

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

RESULTS OF OPERATIONS

Three and six months ended June 27, 1997 compared to the three and six months ended June 30, 1996.

    Net sales of $2.8 million and $4.9 million in the three and six months ended June 27, 1997, respectively, were the result of shipments of the CTS MIDCAB System as well as a modest amount of training revenue. There were no sales in the three and six months ended June 30, 1996.

    Cost of sales increased to $1.7 million and $3.2 million in the three and six months ended June 27, 1997 compared to none in the same periods last year. These increases are primarily the result of material costs associated with products sold, a significant increase in personnel and other costs associated with the commencement of manufacturing and assembly operations, manufacturing engineering and support functions, and a materials procurement and handling function.

    Research and development expenses for the three and six months ended June 27, 1997 were $2.4 million and $4.4 million, respectively compared to $2.5 million and $5.1 million for the three and six months ended June 30, 1996, respectively. These decreases were due to a reduction in the charge for amortization of deferred compensation, offset somewhat by an increase in research and development staff, patent legal costs, facility costs and increased expenditures related to the continuing development of the instruments associated with the ACCESS MV System, Saphenous Vein Harvesting System and valve products. The Company expects that research and development expenses will increase throughout 1997 as the Company expands its research and development activities related to the ACCESS MV System, Saphenous Vein Harvesting System, valve repair and replacement and other research efforts. The Company has entered into development and licensing agreements, and expects to enter into additional agreements in the future, that require milestone payments which are tied to certain events. The timing of these milestone payments are uncertain and could have a material impact on the operating results in the quarter in which they are expensed.

    Marketing, general and administrative expenses increased to $4.5 million and $8.8 million for the three and six months ended June 27, 1997, respectively compared to $1.5 million and $2.6 million for the three and six months ended June 30, 1996, respectively. These increases were due primarily to the hiring of marketing and administrative personnel and consultants, the Company's COR training programs, promotional efforts to increase market awareness of the Company and the MIDCAB procedure, German sales and marketing costs, higher facility costs and establishing the Company's administrative infrastructure. The Company expects that sales and marketing and administrative expenses will continue to increase throughout 1997 as the Company builds its sales and marketing and administrative organizations, develops and sponsors surgeon training programs, establishes financial and management information and control systems, and makes expenditures to increase market awareness of the MIDCAB procedure and the Company's products.

    The Company has recorded deferred compensation of $14.0 million for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations. Amortization of deferred compensation charged to operating expenses in the three and six months ended June 27, 1997 totaled $573,000 and $1.1 million, respectively compared to $1.7 million and $3.4 million for the same periods last year, respectively.

    Net interest income increased to $986,000 and $2.0 million for the three and six months ended June 27, 1997, respectively compared to $853,000 and $892,000 for the three and six months ended June 30, 1996. The increase was primarily due to the interest received on higher average cash and investment balances resulting from the completion of the Company's initial public offering in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed operations primarily from the sale of equity securities. As of June 27, 1997, the Company had raised approximately $89.9 million (net of stock issuance costs) from the sale of equity securities. As of June 27, 1997, cash, cash equivalents and available-for-sale securities totaled $69.8 million. The Company's cash used in operations was $10.2 million for the six months ended June 27, 1997, reflecting expenditures made primarily to increase research and development, to commence marketing and sales activities, and to support its administrative infrastructure. The Company also spent $822,000 for the purchases of property and equipment in the six months ended June 27, 1997.

    The Company plans to finance its operations principally from existing cash, cash equivalents and available-for-sale securities and interest thereon, product revenues and, to the extent available, lines of credit. The Company currently has an agreement with a bank for a $3.5 million line of credit fully secured by cash, cash equivalents and available-for-sale securities, of which $1.9 million is available at June 27, 1997. The Company also has a $2.5 million equipment loan credit facility available to finance the purchase of certain equipment, of which approximately $800,000 is available at June 27, 1997. The Company believes that its existing cash balances and available-for-sale securities and interest thereon, credit lines and product revenues will be sufficient to fund its operations through 1998. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to hire and develop a direct sales force in the United States and Germany and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

    At June 27, 1997, the Company had approximately $12.6 million in federal and in state net operating loss carryforwards, which will expire beginning in the years 2010 and 2003, respectively. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating losses and research and development credits before they can be fully utilized.

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128) "Earnings Per Share", and in March 1997 issued Statement No. 129 (SFAS 129) "Disclosures of Information about Capital Structure", both of which specify the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 and SFAS 129 will become effective for the Company's 1998 fiscal year. The Company is currently studying the implications of these statements and has not yet determined the impact of adopting such statements on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (FASB 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

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

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. To date, the Company has engaged primarily in organizational and research and product development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has only recently generated revenues and has very limited experience in manufacturing, marketing or selling the CTS MIDCAB System. The Company has experienced operating losses since its inception, and, as of June 27, 1997, the Company had an accumulated deficit of approximately $26.6 million. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1997 as it continues to expend substantial resources to continue development of the Company's products, obtain additional regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    HIGHLY COMPETITIVE MARKET; RISK OF ALTERNATIVE THERAPIES; RISK OF REUSE. The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Cordis Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments, as well as coronary artery bypass graft ("CABG") surgery, are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals than does the Company. Furthermore, competition in the emerging market for minimally invasive cardiothoracic surgery is expected to be intense and to increase. Heartport, Inc., Medtronic, Inc., Baxter International, Guidant Corporation and United States Surgical Corp. are marketing or have announced that they are developing products to be used in minimally invasive coronary procedures. There can be no assurance that the MIDCAB procedure will replace any current treatments. Additionally, even if it is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies or competing devices to perform the same procedure or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MIDCAB procedures. Furthermore, sales of the CTS MIDCAB System could be adversely affected by reuse of the Company's products, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the CTS MIDCAB System is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE ON REGULATORY APPROVALS. The design, manufacturing, labeling, distribution and marketing of the Company's products and products under development will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market certain of its products under development in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). There can be no assurance that the FDA will act favorably or quickly on the Company's pending or future 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The European Union has promulgated rules that require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its future products, the Company must maintain its quality assurance system (i.e. ISO 9000 series). Certification to ISO 9001 was granted by a Notified Body after an inspection and audit of the Company's quality system. Additionally, the Company may need to submit design dossiers or technical files to the Notified Body and receive approval from the Notified Body before affixing the CE mark to new products. Delays in receipt of the CE mark for the Company's products, failure to receive the CE mark, or future loss of previously received CE marks or ISO 9001 certification could have a material adverse effect on the Company's business, financial condition and results of operations

    CONTINUING GOVERNMENT REGULATION. Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the products may be marketed. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. In addition, the Company's manufacturing processes will be required to comply with the Good Manufacturing Practices ("GMP") regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, are subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. To date, the Company has only undergone inspection for ISO 9001 certification. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns two issued United States patents. The issued patents do not contain any claims that protect the Company's products. The Company is the licensee of a United States patent application for bipolar electrosurgical scissors that are used in the Saphenous Vein Harvesting System. The Company has filed twenty-seven United States patent applications. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent application or United States and international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

    Congress has enacted legislation, which became effective October 1, 1996, that places certain restrictions on the ability of medical device manufacturers to enforce certain patent claims, relating to surgical and medical methods, against medical practitioners. Such limitation in the enforceability of patent claims, relating to medical and surgical methods, against medical practitioners could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures against medical practitioners.

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

    EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company believes that the CTS MIDCAB System could address a large potential market. There can be no assurance that the Company's marketing efforts will result in significant demand for the CTS MIDCAB System, or that the initial demand for the Company's products will grow. Even if demand for the Company's products does increase, there can be no assurance that the Company will be able to develop the necessary manufacturing capability; build and train the necessary manufacturing, sales and marketing teams; attract, retain and integrate the required key personnel; or implement the financial and management systems to meet growing demand for its products. Failure of the Company to successfully manage its growth would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has a small sales and marketing organization. The Company intends to sell the CTS MIDCAB System in the United States and certain European countries through a direct sales force. In other markets, the Company intends to sell its products primarily through distributors or by means of collaborative arrangements. There can be no assurance that the Company will be able to build a larger direct sales force or marketing organization, that maintaining a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain agreements with distributors or collaborative arrangements, or that such distributors or collaborators will devote adequate resources to selling the Company's products. The Company has entered into distribution agreements for the sale of its products in certain countries; therefore the Company will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative relationships could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY. The Company contracts with third parties for the manufacture of certain components or the performance of certain processes involved in the manufacturing cycle. Some of these components and processes are only available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products under development until a new source of supply is qualified. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

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

             None

    Item 3.  Defaults upon Senior Securities

             None

    Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of shareholders was held on May 27, 1997.

         (b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

              (1)  Election of Directors:                For            Withheld       Abstain
                                                      ----------      ------------    ---------
                   Robert C. Bellas, Jr.              11,645,433         15,896          250
                   Joseph A. Ciffolillo               11,642,233         19,096          250
                   Richard M. Ferrari                 11,645,433         15,896          250
                   Thomas J. Fogarty, M.D.            11,264,083        397,246          250
                   Jack W. Lasersohn                  11,645,433         15,896          250
                   Thomas C. McConnell                11,645,433         15,896          250
                   Charles S. Taylor                  11,645,433         15,896          250
                   Philip M. Young                    11,645,433         15,896          250

              (2) Approve amendment to Company's Certificate of Incorporation and Bylaws to establish a classified Board of Directors.

                   For  9,282,361      Against  699,835        Abstain  14,083
                        ---------               -------                 ------

              (3) Approve amendment to the Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 600,000 shares to a new total of 2,200,000 shares.

                   For  10,467,349     Against  1,105,598      Abstain  35,329
                        ----------              ---------               ------

              (4) Approve amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock by 40,000,000 shares to a new total of 60,000,000 shares.

                   For  10,991,407     Against  637,291        Abstain  32,881
                        ----------              -------                 ------

              (5) Confirm appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending December 31, 1997.

                   For  11,642,782     Against  10,757         Abstain  8,040
                        ----------              ------                  -----

         The foregoing matters are described in detail in the Company's definitive proxy statement dated April 21, 1997 for the Annual Meeting of Shareholders held May 27, 1997.

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

                      October 11, 1995, between the Company and Charles S.
                      Taylor.
           10.14(1) Assignment, Assumption of Lease and Consent, dated November 9, 1995, between the Company and Cardiovascular Concepts, Inc. ("CVC") for the premises located at 3260 Alpine Road, Portola Valley, California 94028.
           10.16(1) Promissory Note, dated December 4, 1995, between the Company and Ivan Sepetka.
           10.17(1) Consent to Assignment, dated December 22, 1995, among the Company, Viking Partners, Inc. ("Viking"), CVC and Fogarty Engineering, Inc. for the premises located at 3260 Alpine Road, Portola Valley, California 94028.
           10.19(1) First Amendment to Assignment, Assumption of Lease and Consent, dated December 22, 1995, between the Company and CVC for the premises located at 3260 Alpine Road, Portola Valley, California 94028.
           10.21(1) Consulting Agreement, dated February 21, 1996, between the Company and Thomas J. Fogarty, M.D.
           10.22(1) Development and License Agreement, dated February 19, 1996, between the Company and Enable Medical Corp.
           10.23(1) Employment Letter Agreement, dated March 15, 1996, between the Company and Steve M. Van Dick.
           10.24(1) Lease dated March 29, 1996 for space located at 10600 North Tantau Avenue, Cupertino, California between the Company and Spieker Properties, L.P.
           10.25(2) Employment Letter Agreement, dated February 22, 1996, between the Company and Thomas Afzal.
           10.26(2) Employment Letter Agreement, dated March 13, 1996, between the Company and Robert Rosenbluth.
           10.27(3) Employment Agreement, dated April 19, 1996, between the Company and Steve Van Dick.
           10.28(3) Promissory Note for $300,000 dated April 29, 1996, between the Company and Thomas Afzal.
           10.29(3) Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael J. Billig.
           10.30(3) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.
           10.31(4) Promissory Note for $750,000 and Security Agreement dated August 16, 1996, between the Company and Richard Ferrari.
           10.32(6) Promissory Note for $200,000 dated December 3, 1996, between the Company and Steve Van Dick.
           10.33 Employment Letter Agreement, dated February 25, 1997, between the Company and Jeffrey Gold.
           11.1       Calculation of net loss per share.
           27.1       Financial Data Schedule

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

Date:  August 8, 1997                  CARDIOTHORACIC SYSTEMS, INC.



                                       /S/ Richard M. Ferrari
                                       ---------------------------------------
                                       Richard M. Ferrari
                                       President and Chief Executive Officer



                                       /S/ Steve Van Dick
                                       ---------------------------------------
                                       Steve Van Dick
                                       Vice President, Finance and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                    EXHIBIT INDEX



Exhibit                                                                                Page
Number                       Exhibit Description                                      Number
-------                 -----------------------------                                 ------
 10.33                  Employment Letter Agreement, dated February 25, 1997,
                        between the Company and Jeff Gold.                              26

 11.1                   Calculation of net loss per share.                              29

 27.1                   Financial Data Schedule                                         30

                                       25