Form 10-Q
period 1997-09-26
CARDIOTHORACIC SYSTEMS INC
filed 1997-11-07
CIK 1009677

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.

     For the quarterly period ended September 26, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.
     For the transition period from ___________ to ____________.


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

    Registrant's telephone, including area code: (408) 342-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such requirements for the past 90 days.  Yes     X     No
                                              -------      -------

As of November 4, 1997, there were 13,651,875 shares of the Registrant's Common Stock outstanding.

                          CARDIOTHORACIC SYSTEMS, INC.
                                    INDEX


PART I.  FINANCIAL INFORMATION                                   PAGE NO.
                                                                 --------

    Item 1.  Financial Statements

               Consolidated Condensed Balance Sheets as of
                 September 26, 1997 and December 31, 1996            3

               Consolidated Condensed Statements of Operations
                 for the three and nine months ended
                 September 26, 1997 and September 30, 1996           4

               Consolidated Condensed Statements of Cash Flows
                 for the nine months ended September 26, 1997
                 and September 30, 1996                              5

               Notes to Consolidated Condensed Financial
                 Statements                                          6


    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10


PART II.  OTHER INFORMATION                                          21

SIGNATURES                                                           25

EXHIBIT INDEX                                                        26

Item 1. Financial Statements


                        CARDIOTHORACIC SYSTEMS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                September 26,  December 31,
                                                    1997           1996
                                               -------------- -------------
                                                (unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents                    $  4,806,000   $  5,184,000
  Available-for-sale securities                  32,238,000     42,608,000
  Trade accounts receivable, net                  1,091,000        133,000
  Notes receivable from officers                    115,000        115,000
  Inventories, net                                1,184,000        220,000
  Interest receivable                               967,000        946,000
  Prepaid expenses and other current assets         623,000        124,000
                                               -------------  -------------
     Total current assets                        41,024,000     49,330,000

Property and equipment, net                       3,459,000      2,494,000

Available-for-sale securities                    27,736,000     30,665,000
Notes receivable from officers                    1,073,000      1,157,000
Other assets                                         52,000         45,000
                                               -------------  -------------
     Total assets                              $ 73,344,000   $ 83,691,000
                                               -------------  -------------
                                               -------------  -------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Equipment note, current portion              $    287,000   $    136,000
  Accounts payable                                1,121,000        831,000
  Accrued liabilities                             3,021,000      2,343,000
                                               -------------  -------------
     Total current liabilities                    4,429,000      3,310,000

Bank borrowings                                   1,625,000        425,000
Equipment note, less current portion              1,210,000        703,000
                                               -------------  -------------
Total liabilities                                 7,264,000      4,438,000
                                               -------------  -------------

Stockholders' equity:
  Common stock, par value $0.001                     14,000         13,000
  Additional paid-in capital                    102,863,000    102,040,000
  Deferred compensation                          (4,257,000)    (5,742,000)
  Unrealized gain (loss) on available-for-sale
   securities                                       (49,000)        17,000
  Accumulated deficit                           (32,491,000)   (17,075,000)
                                               -------------  -------------
Total stockholders' equity                       66,080,000     79,253,000
                                               -------------  -------------
Total liabilities and stockholders' equity     $ 73,344,000   $ 83,691,000
                                               -------------  -------------
                                               -------------  -------------

See accompanying notes.
                                   3

                        CARDIOTHORACIC SYSTEMS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                            September 26, 1997   September 30, 1996   September 26, 1997   September 30, 1996
                                            ------------------   ------------------   ------------------   ------------------
Net sales                                       $ 1,629,000                              $  6,577,000
Cost of sales                                     1,115,000          $   213,000            4,331,000        $    213,000
                                            ------------------   ------------------   ------------------   ------------------
Gross profit                                        514,000             (213,000)           2,246,000            (213,000)
                                            ------------------   ------------------   ------------------   ------------------

Operating expenses:
   Research and development                       2,832,000            3,131,000            7,279,000           8,280,000
   Sales, marketing, general and adm.             4,499,000            2,071,000           13,305,000           4,659,000
                                            ------------------   ------------------   ------------------   ------------------
     Total operating expenses                     7,331,000            5,202,000           20,584,000          12,939,000
                                            ------------------   ------------------   ------------------   ------------------

Loss from operations                             (6,817,000)          (5,415,000)         (18,338,000)        (13,152,000)

Interest income, net                                920,000            1,097,000            2,922,000           1,989,000
                                            ------------------   ------------------   ------------------   ------------------

Net loss                                        $(5,897,000)         $(4,318,000)        $(15,416,000)       $ (11,163,000)
                                            ------------------   ------------------   ------------------   ------------------
                                            ------------------   ------------------   ------------------   ------------------

Net loss per share                                 $  (0.44)         $     (0.33)        $      (1.15)       $       (0.98)
                                            ------------------   ------------------   ------------------   ------------------
                                            ------------------   ------------------   ------------------   ------------------

Shares used in computing
     net loss per share                          13,528,000           12,966,000           13,456,000           11,419,000
                                            ------------------   ------------------   ------------------   ------------------
                                            ------------------   ------------------   ------------------   ------------------

See accompanying notes.

                        CARDIOTHORACIC SYSTEMS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                   Nine Months Ended     Nine Months Ended
                                                   September 26, 1997    September 30, 1996
                                                   ------------------    ------------------
OPERATING ACTIVITIES
  Net Loss                                             $ (15,416,000)       $  (11,163,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                            761,000               114,000
    Amortization of notes receivable from officer             84,000
    Amortization of deferred compensation                  1,695,000             5,063,000
    Allowance for bad debts and product returns              170,000
    Changes in operating assets and liabilities:
      Notes receivable from officers                                            (1,100,000)
      Trade accounts receivable                           (1,128,000)
      Inventory                                             (964,000)
      Interest receivable                                    (21,000)
      Prepaid expenses and other current assets             (499,000)             (145,000)
      Other assets                                            (7,000)              (52,000)
      Accounts payable                                       290,000               487,000
      Accrued liabilities                                    678,000             1,725,000
                                                   ------------------    ------------------
        Net cash used in operating activities            (14,357,000)           (5,071,000)
                                                   ------------------    ------------------

INVESTING ACTIVITIES
  Purchases of property and equipment                     (1,726,000)           (2,155,000)
  Purchase of available-for-sale securities              (50,679,000)          (32,408,000)
  Proceeds from maturities of available-for-sale
    securities                                            63,912,000             2,583,000
                                                   ------------------    ------------------
        Net cash provided by (used in) investing
          activities                                      11,507,000           (31,980,000)
                                                   ------------------    ------------------

FINANCING ACTIVITIES
  Proceeds from equipment note                             1,083,000
  Bank borrowings                                          1,200,000
  Repayment of equipment note                               (425,000)
  Proceeds from issuance of convertible preferred
     stock                                                                         996,000
  Proceeds from issuance of common stock                     614,000            84,236,000
                                                   ------------------    ------------------
        Net cash provided by financing activities          2,472,000            85,232,000
                                                   ------------------    ------------------

    Net increase (decrease) in cash and cash
      equivalents                                           (378,000)           48,181,000

    Cash and cash equivalents at beginning of
      period                                               5,184,000               712,000
                                                   ------------------    ------------------
    Cash and cash equivalents at end of period         $   4,806,000        $   48,893,000
                                                   ------------------    ------------------
                                                   ------------------    ------------------

See accompanying notes.
                                           5

                             CARDIOTHORACIC SYSTEMS, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  September 26, 1997
                                     (Unaudited)

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

                             CARDIOTHORACIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  September 26, 1997
                                     (Unaudited)

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

    At September 26, 1997, available-for-sale securities consist of the following:

                                       Amortized      Unrealized      Unrealized    Estimated
                                          Cost           Gains          Losses      Fair Value
                                      -----------     ----------      ----------   -----------
    U.S. Gov't notes and bonds        $ 1,836,000     $   14,000      $       -    $ 1,850,000
    Gov't agency notes and bonds        6,495,000          9,000              -      6,504,400
    Corporate notes and bonds          51,692,000         33,000       (105,000)    51,620,000
                                      -----------     ----------      ----------   -----------
                                      $60,023,000     $   56,000      $(105,000)   $59,974,000
                                      -----------     ----------      ----------   -----------
                                      -----------     ----------      ----------   -----------

    At December 31, 1996, available-for-sale securities consist of the following:

                                       Amortized      Unrealized      Unrealized    Estimated
                                          Cost           Gains          Losses      Fair Value
                                      -----------     ----------      ----------   -----------
    U.S. Gov't notes and bonds        $15,710,000      $  47,000      $  (3,000)   $15,754,000
    Gov't agency notes and bonds       12,032,000          1,000        (15,000)    12,018,000
    Corporate notes and bonds          45,514,000              -        (13,000)    45,501,000
                                      -----------     ----------      ----------   -----------
                                      $73,256,000      $  48,000      $ (31,000)   $73,273,000
                                      -----------     ----------      ----------   -----------
                                      -----------     ----------      ----------   -----------

    Available-for-sale securities by contractual maturity at September 26, 1997 are shown below:

                                       Amortized      Estimated
                                          Cost       Fair Value
                                      -----------    -----------
    Less than one year                $32,228,000    $32,238,000
    Due in one to two years            27,795,000     27,736,000
                                      -----------    -----------
                                      $60,023,000    $59,974,000
                                      -----------    -----------
                                      -----------    -----------

                             CARDIOTHORACIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  September 26, 1997
                                     (Unaudited)

Note 5.  Inventories

    Inventories, net consist of the following:

                                      September 26,   December 31,
                                           1997           1996
                                      -------------   ------------
         Raw materials                $   399,000     $   87,000
         Work-in-process                  689,000        127,000
         Finished goods                    96,000          6,000
                                      -----------     ----------
                                      $ 1,184,000     $  220,000
                                      -----------     ----------
                                      -----------     ----------

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

                         CARDIOTHORACIC SYSTEMS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 26, 1997
                                  (Unaudited)


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

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (FASB 131) "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of CardioThoracic Systems, Inc. ("CTS" or the "Company") should be read in conjunction with the Financial Statements and the related Notes thereto included herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results of operations could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below and under "Factors Affecting Operating Results".

OVERVIEW

    The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation, and the business was engaged primarily in organizational, research and product development efforts. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995 the Company acquired all intellectual property assets of Informed Creation, the sole proprietorship. In April 1996, the Company raised approximately $84.2 million through the initial public offering of its Common Stock.

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

RESULTS OF OPERATIONS

Three and nine months ended September 26, 1997 compared to the three and nine months ended September 30, 1996.

    Net sales of $1.6 million and $6.6 million in the three and nine months ended September 26, 1997, respectively, were primarily the result of shipments of the CTS MIDCAB System. There were no sales in the three and nine months ended September 30, 1996.

    Cost of sales increased to $1.1 million and $4.3 million in the three and nine months ended September 26, 1997 compared to $213,000 in the same periods last year. These increases are primarily the result of material costs associated with products sold, a significant increase in personnel and other costs associated with the commencement of manufacturing and assembly operations, manufacturing engineering and support functions, and a materials procurement and handling function.

    Research and development expenses for the three and nine months ended September 26, 1997 were $2.8 million and $7.3 million, respectively compared to $3.1 million and $8.3 million for the three and nine months ended September 30, 1996, respectively. These decreases were due to a reduction in the charge for amortization of deferred compensation, offset somewhat by an increase in research and development staff, patent legal costs, facility costs and increased expenditures related to the continuing development of the instruments associated with the ACCESS MV System, Saphenous

Vein Harvesting System and valve products. The Company expects that research and development expenses will increase throughout 1997 as the Company expands its research and development activities related to the Saphenous Vein Harvesting System, valve repair and replacement and other research efforts. The Company has entered into development and licensing agreements, and expects to enter into additional agreements in the future, that require milestone payments which are tied to certain events. The timing of these milestone payments are uncertain and could have a material impact on the operating results in the quarter in which they are expensed. During the third quarter of 1997 the Company spent $250,000 for the right to acquire certain intellectual property.

    Marketing, general and administrative expenses increased to $4.5 million and $13.3 million for the three and nine months ended September 26, 1997, respectively compared to $2.1 million and $4.7 million for the three and nine months ended September 30, 1996, respectively. These increases were due primarily to the hiring of marketing and administrative personnel and consultants, the Company's COR training programs, promotional efforts to increase market awareness of the Company and the MIDCAB procedure, German sales and marketing costs, higher facility costs and establishing the Company's administrative infrastructure. The Company expects that sales and marketing and administrative expenses will continue to increase throughout 1997 as the Company builds its sales and marketing and administrative organizations, develops and sponsors surgeon training programs, establishes financial and management information and control systems, and makes expenditures to increase market awareness of the MIDCAB procedure and the Company's products.

    The Company has recorded deferred compensation of $14.0 million for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations. Amortization of deferred compensation charged to operating expenses in the three and nine months ended September 26, 1997 totaled $560,000 and $1.7 million, respectively compared to $1.7 million and $5.1 million for the same periods last year, respectively.

    Net interest income decreased to $920,000 for the three months ended September 26, 1997 compared to $1.1 million in the same period last year. The decrease is due to lower average cash and investment balances during the period. Net interest income for the nine months ended September 26, 1997 increase to $2.9 million compared to $2.0 million for the nine months ended September 30, 1996. The increase was primarily due to the interest received on higher average cash and investment balances during this period resulting from the completion of the Company's initial public offering in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed operations primarily from the sale of equity securities. As of September 26, 1997, the Company had raised approximately $89.9 million (net of stock issuance costs) from the sale of equity securities. As of September 26, 1997, cash, cash equivalents and available-for-sale securities totaled $64.8 million. The Company's cash used in operations was $14.4 million for the nine months ended September 26, 1997, reflecting expenditures made primarily to increase research and development, to commence marketing and sales activities, and to support its administrative infrastructure. The Company also spent $1.7 million for the purchases of property and equipment in the nine months ended September 26, 1997.

    The Company plans to finance its operations principally from existing cash, cash equivalents and available-for-sale securities and interest thereon, product revenues and, to the extent available, lines of credit. The Company currently has no lines of credit. The Company believes that its existing cash balances and available-for-sale securities and interest thereon and product revenues will be sufficient to fund its operations through 1999. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to hire and develop a direct sales force in the United States and Germany and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

    At September 26, 1997, the Company had approximately $21.5 million in federal and in state net operating loss carryforwards, which will expire beginning in the years 2010 and 2003, respectively. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating losses and research and development credits before they can be fully utilized.

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

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (FASB 131) "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

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

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. To date, the Company has engaged primarily in organizational and research and product development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has only recently generated revenues and has very limited experience in manufacturing, marketing or selling the CTS MIDCAB System. The Company has experienced operating losses since its inception, and, as of September 26, 1997, the Company had an accumulated deficit of approximately $32.5 million. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1998 as it continues to expend substantial resources to continue development of the Company's products, obtain additional regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    HIGHLY COMPETITIVE MARKET; RISK OF ALTERNATIVE THERAPIES; RISK OF REUSE. The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Cordis Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments, as well as coronary artery bypass graft ("CABG") surgery, are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals than does the Company. Furthermore, competition in the emerging market for minimally invasive cardiothoracic surgery is intense and is expected to increase. Heartport, Inc., Medtronic, Inc., Baxter International, Guidant Corporation Genzyme Corp, Johnson & Johnson and United States Surgical Corp. are marketing or have announced that they are developing products to be used in minimally invasive coronary bypass procedures. There can be no assurance that the MIDCAB procedure will replace any current treatments. Additionally, even if it is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies or competing devices to perform the same procedure or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MIDCAB procedures. Furthermore, sales of the CTS MIDCAB System could be adversely affected by reuse of the Company's products, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the CTS MIDCAB System is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    POTENTIAL LITIGATION. Heartport, Inc. (formerly Stanford Surgical Technologies, Inc.), the former employer of the Company's founder and Chief Technical Officer, Charles S. Taylor, has alleged in certain correspondence in late 1995 and again in September 1997 that Mr. Taylor and the Company may have misappropriated trade secrets of the former employer and breached confidentiality obligations to the former employer. The former employer also claims an ownership interest in certain developments and products of the Company. The Company has agreed to provide for the defense of Mr. Taylor in the event that litigation is commenced. Litigation is subject to inherent uncertainties, especially in cases where complex technical issues are decided by a lay jury. Accordingly, no assurance can be given that if a lawsuit is commenced it would not be decided against the Company. Such an adverse determination could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

         None

    Item 2.  Changes in Securities and Use of Proceeds

    The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through September 26, 1997.

         Use of Proceeds                                             Amount
         ---------------                                             ------
         Construction of plant, building and facilities            $        0
         Purchase and installation of machinery and equipment       4,223,000
         Purchase of real estate                                            0
         Acquisition of other businesses                                    0
         Repayment of indebtedness                                          0
         Working capital                                            2,773,000
         Cost of operations                                        14,490,000

         Temporary Investment
         --------------------
         Cash                                                       2,673,000
         Commercial paper, notes and bonds                        $59,974,000

    All amounts above represent estimates of direct or indirect payments to third parties.

    The amounts below were paid directly to officers of the Company.

         Use of Proceeds                                             Amount
         ---------------                                             ------
         Loans to officers                                         $  798,000



    Item 3.  Defaults upon Senior Securities

         None

    Item 4.   Submission of Matters to a Vote of Security Holders

         None

    Item 5.  Other Information

         None

    Item 6.  Exhibits and Reports on Form 8-K.

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

           10.29(3) Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael J. Billig.

           10.30(3) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.

           10.31(4) Promissory Note for $750,000 and Security Agreement dated August 16, 1996, between the Company and Richard Ferrari.

           10.32(6) Promissory Note for $200,000 dated December 3, 1996, between the Company and Steve Van Dick.

           10.33(7) Employment Letter Agreement, dated February 25, 1997, between the Company and Jeffrey Gold.

           11.1      Calculation of net loss per share.

           27.1      Financial Data Schedule

           ---------------------

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

          (7) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 27, 1997.


         b)  Reports on Form 8-K

              None

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November  7, 1997               CARDIOTHORACIC SYSTEMS, INC.



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

                                    EXHIBIT INDEX

Exhibit                                                          Page
Number             Exhibit Description                          Number
------         ------------------------------                   ------

 11.1          Calculation of net loss per share.                 27

 27.1          Financial Data Schedule                            28