Form 10-K
period 1998-01-02
CARDIOTHORACIC SYSTEMS INC
filed 1998-03-31
CIK 1009677

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-K

  X       Annual report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934.
          For the fiscal year ended January 2, 1998 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934.
          For the transition period from               to               .
                                         -------------    --------------

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

                            Common Stock, $.001 par value
                            -----------------------------
                           Preferred Share Purchase Rights
                           -------------------------------
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

The aggregate value of voting stock held by nonaffiliates of the Registrant was approximately $66,241,000 as of March 17, 1998 based upon the closing price of the Registrant's common stock reported for such date on the Nasdaq National Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 17, 1998, the Registrant had outstanding 13,783,686 shares of the Common Stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Annual Report to stockholders for Registrant's 1997 fiscal year, filed as an exhibit hereto, are incorporated by reference into Parts II and IV hereof; and parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, to be filed with the Commission on or before 120 days after the end of the 1997 fiscal year, are incorporated by reference into Part III hereof.

                                       PART I
ITEM 1.  BUSINESS

OVERVIEW

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The Company's future results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth in this section and in the section "Other Risk Factors".

     CardioThoracic Systems Inc. ("CTS" or the "Company") develops, manufactures, and markets proprietary, disposable instruments and systems for performing minimally invasive cardiac surgery ("MICS"). The Company's current products are designed to enable the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored training, to perform MICS on a beating heart. The MIDCAB-TM- (Minimally Invasive Direct Coronary Artery Bypass) and OPCAB-TM- (Off Pump Coronary Artery Bypass) procedures eliminate the need for a heart-lung machine and recent studies indicate that the MICS procedures reduce the trauma, procedural costs and post-surgical complications associated with coronary artery bypass graft ("CABG") surgery while providing long-term procedural success rates comparable to CABG surgery.

     The main components of the CTS ACCESS MV-TM- System include the ACCESS PLATFORM, which is designed to maximize access to the chest cavity through a mid-line or mini-thoracotomy incision and the STABILIZER, which is designed to isolate and minimize the motion of the diseased artery. The main components of the CTS ACCESS MP-TM- System includes the LIMA LIFT-TM-, which is designed to offset the ribs to provide a window into the chest cavity so the surgeon can harvest the internal mammary artery (IMA) through a mini-thoracotomy and the LIMA-LOOP-TM-, which is designed to enable the surgeon to reach into the chest cavity through the mini-thoracotomy and help isolate the IMA for harvest.

BACKGROUND

     Heart disease is the leading cause of death in America, with the American Heart Association reporting in the 1998 Heart and Stroke Statistical Update that an estimated 13.9 million Americans have a history of coronary artery or other heart disease. The report went on to project that in 1998 an estimated 1.1 million Americans will have a new or recurrent coronary attack, of whom about one third will die. Each year, approximately 1.4 million patients undergo a revascularization procedure to treat coronary artery disease. Coronary artery disease (atherosclerosis) is caused by cholesterol and other fatty materials becoming deposited on the walls of blood vessels, which form a build-up known as plaque. The heart needs a constant supply of oxygen and nutrients, which are carried by the blood in the coronary arteries. The accumulation of plaque narrows the interior of the blood vessels, thereby reducing blood flow to the heart muscle (the myocardium). When blood flow to the heart muscle becomes insufficient, an injury occurs, which may result in a heart attack (myocardial infarction) and often death.

     The heart has three main branches of coronary arteries: the left anterior descending artery ("LAD"), which descends from the left across the heart; the right coronary artery ("RCA"), which extends from the right of the heart around to the back of the heart; and the left circumflex artery, which extends from the left of the heart around to the back of the heart. The LAD is the primary blood supply to the heart and supplies blood to a large amount of the myocardium. Studies indicate that restoring blood flow to the LAD is the single most important determinant of long-term, event-free survival. Traditional treatments for coronary artery disease include drug therapy, coronary artery bypass graft ("CABG") surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. CABG bypass surgery is highly invasive and traumatic to the patient, but is considered the most effective and long-lasting treatment for severe coronary artery disease. While catheter-based treatments are less invasive, the procedures are limited by high rates of restenosis, a renarrowing of the treated coronary artery, which generally requires reintervention. Catheter-based treatments have been increasingly adopted because they are a less invasive treatment alternative. There are approximately 800,000 catheter-based procedures performed annually worldwide. Notwithstanding the introduction of less invasive catheter-based treatments, the Company believes that the number of patients treated by CABG surgery has continued to grow each year and that more than 600,000 CABG procedures are performed annually worldwide. The
Company believes that many of the patients currently undergoing CABG surgery or catheter-based treatments are candidates for the MIDCAB or OPCAB procedure.

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

     The CABG procedure involves sawing the patient's sternum or breast bone in half, creating a twelve inch incision (sternotomy) for the purpose of exposing the patient's heart. The two halves are spread approximately six inches apart with a steel sternal retractor, and the heart is exposed. With a sternotomy, the heart is not directly under the incision and must be stopped (going "on pump") prior to being moved into position for the procedure. Cannulae (plastic tubes) are inserted into the aorta and right atrium of the heart, a clamp is placed on the aorta to stop blood flow, and the heart is connected to a heart-lung machine to be slowly cooled and eventually stopped before the grafting can occur. The heart-lung machine is a series of interconnected specialty medical devices that together function as the patient's heart and lungs by temporarily circulating and oxygenating blood while the patient's own heart and lungs are rendered inactive. The patient's blood is circulated through plastic tubes to reservoirs in the heart-lung machine where carbon dioxide is removed, oxygen is replaced, and temperature is controlled. The patient's circulation is maintained on the external equipment throughout much of the CABG procedure, which averages three to six hours, depending on the patient's condition and number of grafts that must be created. Often patients undergo multiple vessel procedures, which may involve harvesting a saphenous vein from the leg and bypassing several blockages to achieve revascularization. When a saphenous vein is used as a graft, a continuous incision is often made from the ankle to the thigh of a patient's leg, the saphenous vein is dissected and removed, and the wound is sutured closed. A study involving over 1,000 patients indicates that the open harvesting of the saphenous vein (saphenectomy) results in wound healing impairment in approximately 24% of patients. As an alternative to bypassing the blockage with a saphenous vein graft, an internal mammary artery ("IMA"), can be grafted directly on the coronary artery, bypassing the blocked section. At the conclusion of the CABG procedure, cannulae and the heart-lung machine are removed, the sternal halves are tied together with steel wire, and the skin is closed with suture material.

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

THE MIDCAB PROCEDURE

     A procedure known as Minimally Invasive Direct Coronary Artery Bypass ("MIDCAB") applies the techniques of minimally invasive intervention to CABG surgery. The Company believes that this procedure will provide patients with minimally invasive advantages similar to those of catheter-based procedures and clinical benefits comparable to those of CABG procedures. The Company believes the MIDCAB procedure offers the following benefits:

     ELIMINATES HEART-LUNG MACHINE (OFF PUMP). Surgery is performed upon the beating heart, eliminating the need for a heart-lung machine. The heart-lung machine is a major contributing factor to the post-operative complications of CABG, which include stroke, bleeding and respiratory complications.

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

     Despite the potential benefits of the MIDCAB procedure for the treatment of coronary heart disease, it is regularly performed by only a limited number of cardiothoracic surgeons. The Company believes that many cardiothoracic surgeons have been reluctant to attempt or have stopped performing the MIDCAB procedure because of, among other things, the difficulties of performing surgery on the beating heart including harvesting the IMA and its perceived limitation to single artery CABG surgery. Of the procedures performed to date, the vast majority have been performed on a single artery, typically the LAD or, in substantially fewer instances, the RCA, and an extremely limited number have been performed on the circumflex artery. The LAD is the primary blood supply to the heart and supplies a large amount of the myocardium. Studies indicate that restoring blood flow to the LAD is the single most important factor in predicting long-term, event-free survival. As a result, the Company believes that many of the patients currently undergoing CABG surgery or catheter-based treatments are candidates for the MIDCAB procedure. A significant percentage of CABG procedures are performed on multiple vessels. To date, multiple vessel MIDCAB procedures have only been performed on an extremely limited basis, and there can be no assurance that the MIDCAB procedure will be effectively utilized for multiple bypasses on a more frequent basis. The Company is unable to predict how quickly, if at all, the MIDCAB procedure will be adopted by the medical community or, if it is adopted, the number of MIDCAB procedures that will be performed.


THE OPCAB PROCEDURE

     A new procedure known as Off Pump Coronary Artery Bypass ("OPCAB") has been developed that offers the same benefits of MIDCAB except that it is done through a mid-line incision (mini-sternotomy or sternotomy). The Company believes that this procedure will provide surgeons the ability to do more multi-vessel bypass procedures on a beating heart since it allows greater visualization of the heart and more freedom in lifting and rotating the heart. In the fourth quarter of 1997 the Company believes that approximately 1,400 OPCAB multi-vessel procedures were performed using the Access MV System.

     Despite the potential benefits of the OPCAB procedure for the treatment of coronary heart disease, it is currently performed by only a limited number of cardiothoracic surgeons. The Company believes that some cardiothoracic surgeons maybe reluctant to attempt the OPCAB procedure because of, among other things, the difficulties of performing surgery on the beating heart and the difficulties of positioning the heart to bypass certain arteries. The Company is unable to predict how quickly, if at all, the OPCAB procedure will be adopted by the medical community or, if it is adopted, the number of OPCAB procedures that will be performed.

     Although the Company believes that the CTS OPCAB and MIDCAB procedures have significant advantages over competing procedures, broad-based clinical adoption of the procedures will not occur until physicians determine that the procedures are an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of these procedures, and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform CABG on a beating heart, and the willingness of such surgeons to perform such a procedure. Patient acceptance of the procedures will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedures and rate and severity of complications associated with the procedures as compared to other treatments. Even if the clinical efficacy of the OPCAB and MIDCAB procedures are established, physicians may elect not to recommend the procedures unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the OPCAB and MIDCAB procedures as compared to other currently available treatments. There can be no assurance that the OPCAB or MIDCAB procedures will gain clinical adoption. Failure of the OPCAB and MIDCAB procedures to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

THE CTS ACCESS MV AND MP SYSTEMS

     The Company's ACCESS MV and MP Systems are comprised of proprietary disposable surgical instruments designed to facilitate the MIDCAB and OPCAB procedures. The Company expects to accelerate the adoption of the beating heart CABG by marketing the CTS ACCESS MV and MP Systems that enables the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored training, to perform the MIDCAB and OPCAB procedures. The CTS ACCESS MV and MP Systems is designed to provide the necessary accesses to the chest cavity, simplify the harvesting of the internal mammary artery, and optimize the conditions necessary for a quality graft to be performed on a beating heart. Key components of the CTS ACCESS MV and MP Systems include:

     THE ACCESS PLATFORM is designed to maximize access to the chest cavity through a mini-thoracotomy or mid-line incision. The Access Platform creates an operating window into the chest cavity by smoothly retracting tissue and spreading the ribs or sternum for optimal exposure of the heart and arteries.

     THE STABILIZER incorporates feet that are attached by a mounting system to the Access Platform. The Stabilizer is designed to apply slight pressure to the myocardium and thereby isolate the diseased artery, minimize the motion of the beating heart and permit the surgeon to complete the graft.

     THE LIMA-LIFT is a unique spreading system that offsets the ribs to provide a window into the chest cavity so the surgeon can harvest the IMA without using an endoscope.

     THE LIMA-LOOP enables a surgeon to reach into the chest to help isolate the IMA for harvest.

SALES, MARKETING AND DISTRIBUTION

     The Company markets its products principally to cardiac surgeons. The Company's initial marketing strategy is to generate broad based market acceptance of the MIDCAB and OPCAB procedures and the CTS ACCESS MV and MP Systems by sponsoring educational programs, surgeon training programs and cultivating relationships with opinion leaders in cardiac surgery. The Company has established a Scientific Advisory Board comprised of cardiothoracic surgery opinion leaders, prominent surgeons and leading interventional cardiologists. The members of the Scientific Advisory Board participates in Company-sponsored educational and training sessions, thereby encouraging acceptance of the MIDCAB and OPCAB procedures among cardiothoracic surgeons and the integration of the beating heart CABG into their hospital and surgical practices.

     The Company currently has a direct sales force of sixteen people in the United States which are supported by nine clinical specialists. The Company has CardioThoracic Systems, GmBH, a wholly owned subsidiary, in Dusseldorf Germany which supports a direct sales and marketing organization for Germany.
 In other markets, the Company sells its products through distributors.

CUSTOMER TRAINING

     The Company believes that its CORriculum training and education program plays a important role in the adoption of the MIDCAB and OPCAB procedures. The CORriculum is a one-day, hands-on training workshop presented by recognized authorities in minimally invasive cardiac surgery. The CORriculum workshop teaches surgical teams key aspects of how to perform a MIDCAB or OPCAB procedure using the Company's products. When the surgical team returns to their own hospital the Company's clinical specialist provides additional training as required.

RESEARCH AND DEVELOPMENT

     The Company is directing its research efforts toward development of proprietary surgical instruments and systems for cardiothoracic minimally invasive procedures, including coronary bypass, saphenous vein harvesting and valve repair and reconstruction. In addition, the Company is researching other methods of vessel attachment and stabilization of the beating heart. Most of the products under development will require regulatory clearance or approval prior to commercialization. As of January 2, 1998, the Company's research and development staff consisted of 30 full-time engineers and technicians who have substantial experience in the development of medical devices, including expertise in the application of mechanical and electrical design principles to devices for cardiovascular applications. In addition, several of the Company's scientific advisors have roles in directing the technical and medical research and development efforts at the Company. Research and development expenses for the years ended January 2, 1998 and December 31, 1996 were $10.8 million and $11.5 million, respectively. Research and development expenses for the period June 15, 1995 (date of inception) to December 31, 1995 was $488,000.

MANUFACTURING

     To date, the Company's manufacturing activities have consisted of assembling the CTS MIDCAB System and ACCESS MV and MP Systems and the Company has no experience manufacturing its products in the volumes that would be necessary for the Company to achieve profitable operations. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs.

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

     The Company purchases most of the components for its products from various independent suppliers that are either standard components or are built or molded to the Company's proprietary specifications. In addition, the Company contracts with third parties for the performance of certain processes involved in the manufacturing cycle such as finished product sterilization. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products under development until a new source of supply is qualified. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could adversely affect the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns four issued United States patents. None of the issued patents contain claims that protect the Company's current products. The Company has received a formal notice from the United States Patent and Trademark Office ("USPTO") indicating that all claims are allowable in its patent application covering the mechanical stabilization aspects of the Company's products. However, the USPTO also notified the Company that the prosecution of this application is suspended for up to six months due to a potential interference proceeding. The Company is the licensee of a United States patent for a heart valve insertion and stapling device and a United States patent application for bipolar electrosurgical scissors that are used in the CTS Saphenous Vein Harvesting System. The Company also has options for two patent applications covering methods and devices for vessel harvesting. The Company has filed thirty-eight

U.S. patent applications and various foreign patent applications. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent applications or United States and foreign patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company as described in "Potential Litigation" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Costs associated with settlements, licensing and similar arrangements, may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Congress enacted legislation, which became effective October 1, 1996, that places certain restrictions on the ability of medical device manufacturers to enforce certain patent claims, relating to surgical and medical methods, against medical practitioners. Such limitations on the enforceability of patent claims, relating to medical and surgical methods, against medical practitioners could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures against medical practitioners.

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

COMPETITION

     The Company believes that the principal competitive factors in the market for treatment of cardiovascular disease are safety, efficacy, ease of use, reliability and cost effectiveness. The Company believes that the MIDCAB and OPCAB procedures performed with the Company's products will be substantially less costly than highly-invasive, traditional surgical procedures and may ultimately replace these procedures in some applications. The Company believes that the CTS ACCESS MV and MP Systems will enable surgeons to perform coronary bypass surgery less invasively, in a shorter period of time and with reduced patient trauma, resulting in reduced recuperation time in the ICU, shorter hospital stays and faster recovery, as well as lower complication rates. As a result, the Company believes that its products will compete favorably with respect to each of these factors, although no assurance can be given that it will compete favorably.

     The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments, as well as CABG surgery, are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiac surgery is intense and is expected to increase. Heartport, Inc., Medtronic, Inc., Johnson & Johnson, Guidant Corporation, Baxter International, Inc. and United States Surgical Corp. are marketing or have announced that they are developing products to be used in MICS procedures. There can be no assurance that MICS will replace any current treatments. Additionally, even if MICS is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies, competing devices to perform the same procedure, or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MICS procedures. Furthermore, sales of the Company's products could be adversely affected by reuse, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the Company's products is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products under development are also subject to a variety of state laws and regulations in those states or localities where its products under development are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products under development in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

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

     The European Union has promulgated rules that require that medical products receive the right to affix the CE mark by mid-1998. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its current and future products, the Company will need to obtain certification that its processes meet ISO 9000 quality standards. Failure to receive the right to affix the CE mark will prohibit the Company from selling its current or future products in member countries of the European Union after mid-1998. In January 1997 the Company received ISO 9001 certification and CE Mark approval.

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

THIRD-PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Although the Company believes that the cost of a MIDCAB or OPCAB procedure performed with the Company's products will be reimbursable under the current diagnosis-related group ("DRG") system, the Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products would be incorporated into the overall cost of the procedure and that there would be no separate, additional reimbursement for the Company's products. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedure in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from health care payors for the procedure in which the Company's products are intended to be used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product recalls. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability insurance coverage as product sales increase. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a product recall, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of January 2, 1998, the Company had 126 full-time employees. Thirty persons are engaged in research and development and regulatory affairs activities, fifty-one persons are engaged in sales and marketing activities, thirty-three persons are engaged in manufacturing and quality assurance and twelve persons are engaged in finance and administration. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

OTHER RISK FACTORS

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

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company began commercial sales of its products in December 1996 and has limited experience in manufacturing, marketing and selling the CTS MIDCAB System and ACCESS MV and MP Systems. The Company has experienced operating losses since its inception, and, as of January 2, 1998, the Company had an accumulated deficit of approximately $39.4 million. The development and commercialization of the Company's products will continue to require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1999 as it expends substantial resources to continue development of the Company's products, obtain additional regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products will ever gain wide spread commercial acceptance or that the Company will ever generate enough revenues to achieve profitability.

     UNCERTAINTY OF CLINICAL ADOPTION OF MICS PROCEDURES. The Company's current products are designed to enable the majority of cardiothoracic surgeons to perform minimally invasive cardiac surgery on a beating heart. Accordingly, the Company's success is dependent upon acceptance of these procedures by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. To date, MICS has been performed on a limited basis by several hundred highly skilled cardiothoracic surgeons. Of the procedures performed to date, the vast majority have been performed on a single artery, typically the left anterior descending artery ("LAD") or, in fewer instances, the right coronary artery ("RCA"), and a very limited number have been performed on the circumflex artery. Currently, a significant percentage of conventional CABG procedures are performed on multiple vessels. To date, multiple vessel MICS procedures have only been performed on a limited basis, and there can be no assurance that MICS will be effectively utilized for multiple bypasses on a more wide spread or more frequent basis. The Company is unable to predict how quickly, if at all, MICS will be adopted by the medical community or, if it is adopted, the number of MICS procedures that will be performed. The Company believes that in 1997 approximately three percent of CABG surgery were done via a MICS procedure. The medical conditions that can be treated with MICS can also be treated by widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Although the Company believes that MICS has significant advantages over competing procedures, broad-based clinical adoption of MICS will not occur until physicians determine that the approach is an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of MICS , and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform MICS, and the willingness of such surgeons to perform such a procedure. Patient acceptance of the procedure will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with the procedure as compared to other treatments. Even if the clinical efficacy of MICS is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the MICS as compared to other currently available treatments. There can be no assurance that MICS will gain clinical adoption. Failure of MICS to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has a small sales and marketing organization when compared to most of its competitors. The Company sells its products in the United States and in Germany through a direct sales force. In certain other international markets, the Company sells its products through distributors. There can be no assurance that the Company will be able to build a larger direct sales force or marketing organization, that maintaining a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain agreements with distributors, or that such distributors will devote adequate resources to selling the Company's products. Since the Company has entered into distribution agreements for the sale of its products in certain countries, it will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to maintain or grow an effective direct sales and marketing organization or to maintain effective distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     CONTINUING GOVERNMENT REGULATION. Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. In addition, the Company's manufacturing processes will be required to comply with the Good Manufacturing Practices ("GMP") regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, will be subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. To date, the Company has only undergone inspection for ISO 9001 certification. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company believes that the Company's products could address a large potential market. There can be no assurance that the Company's marketing efforts will result in significant demand for its products, or that the current demand for the Company's products will grow. Even if demand for the Company's products does grow, there can be no assurance that the Company will be able to develop the necessary manufacturing capability; build and train the necessary manufacturing, sales and marketing teams; attract, retain and integrate the required key personnel; or implement the financial and management systems to meet growing demand for its products. Failure of the Company to successfully manage its growth would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY. The Company contracts with third parties for the manufacture of certain components or the performance of certain processes involved in the manufacturing cycle. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is qualified. Many of the Company's components are molded parts that requires custom tooling which is manufactured and maintained by third party vendors. Should such custom tooling be damaged it could result in a supply interruption that could have a material adverse effect on the Company's ability to manufacture its products until a new tool is manufactured. Also, the Company's new product development efforts and the timeliness of new product launches can be significantly impacted by the tooling vendor's ability to meet completion and quality commitments on the manufacture of custom tooling. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

     LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company has no experience manufacturing its products in the volumes that would be necessary for the Company to achieve profitable operations. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS RELATING TO INTERNATIONAL OPERATIONS. The Company markets its products in international markets. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business is also expected to subject it and its distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     POSSIBLE FUTURE CAPITAL REQUIREMENTS. The Company's capital requirements depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain additional regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products generate market acceptance and demand, and other factors. The Company expects to continue to devote substantial capital resources for research and development, to market and sell its products and to expand manufacturing capacity and facilities. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

     SIGNIFICANT RESTRICTIONS ON CHANGE OF CONTROL. The Company has adopted a number of anti-takeover measures. The Company has adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors. In addition, the Company is authorized to issue 5,100,000 shares of undesignated Preferred Stock. Such shares of Preferred Stock may be issued by the Company without stockholder approval upon such terms as the Company's Board of Directors may determine. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the voting and other rights of, the holders of Common Stock. At present, the Company has no plans to issue any of the Preferred Stock.

ITEM 2.  PROPERTIES

     The Company currently leases 23,500 and 4,125 square foot facilities in Cupertino, California. The facilities include an environmentally controlled, Class 10,000 clean room for assembly together with laboratory, machine shop, warehouse and office space. The leases expire on June 1, 2001. The Company estimates this space to be sufficient through 1998 and is currently evaluating its requirements for 1999 and beyond.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

     The information required by this item is incorporated by reference to the portion of the Registrant's 1997 annual report to stockholders entitled "Market Price of Common Stock and Dividend Information" and included in
Exhibit 13.1 to this report.

     The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through January 2, 1998.

          Use of Proceeds                                          Amount
          ---------------                                          ------
          Construction of plant, building and facilities         $    0
          Purchase and installation of machinery and equipment    4,760,000
          Purchase of real estate                                     0
          Acquisition of other businesses                             0
          Repayment of indebtedness                                   0
          Working capital                                         2,334,000
          Cost of operations                                     19,756,000

          Temporary Investment
          ---------------------
          Cash                                                    1,158,000
          Commercial paper, notes and bonds                      $56,153,000

All amounts above represent estimates of direct or indirect payments to third parties.

The amounts below were paid directly to officers of the Company.

          Use of Proceeds                                            Amount
          ---------------                                            ------

          Loans to officers                                      $  770,000

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the portion of the Registrant's 1997 annual report to stockholders entitled "Selected Financial Data" and included in Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the portion of the Registrant's 1997 annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in Exhibit 13.1 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the portion of the Registrant's 1997 annual report to stockholders entitled "1997 Financial Review" and included in Exhibit 13.1 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                      PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 19, 1998 and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

     The executive officers of the Registrant, who are elected by the board of directors, are as follows:

       Name              Age                      Position
-------------------      ----      -----------------------------------------
Richard M. Ferrari       44        President, Chief Executive Officer and
                                   Director
Jeffrey G. Gold          50        Executive Vice President and Chief Operating
                                   Officer
Steve M. Van Dick        43        Vice President, Finance and Administration
                                   and Chief Financial Officer
Michael J. Billig        47        Vice President, Regulatory, Quality and
                                   Clinical Research
Geoffrey D. Dillon       43        Vice President, Sales and Marketing
Richard A. Lotti         41        Vice President, Business Development
Christian Skieller       49        Vice President, Operations
Charles S. Taylor        43        Vice President and Chief Technical Officer

     RICHARD M. FERRARI joined CTS as Chief Executive Officer and a Director in June 1995 and was elected President in August 1995. From January 1991 until joining the Company, he was President and Chief Executive Officer of CardioVascular Imaging Systems, Inc. ("CVIS"), a manufacturer of intravascular ultrasound systems, which is currently a subsidiary of Boston Scientific Corporation. From March 1990 until joining CVIS, he served as President and Acting Chief Executive Officer of Medstone International, Inc., a manufacturer of lithotripsy equipment for treatment of gall and kidney stones. From 1981 to February 1990, he was employed with ADAC Laboratories, a supplier of diagnostic imaging equipment, serving most recently as Executive Vice President and General Manager responsible for the Nuclear Medicine, Digital Cardiology, Information Management and Radiation Therapy business units. Mr. Ferrari currently serves on the boards of several privately held companies. Mr. Ferrari holds an M.B.A. from the University of South Florida.

     JEFFREY G. GOLD joined the Company as Executive Vice President in March of 1997 and was elected Chief Operating Officer in July of 1997. From 1978 through 1996 he held various positions with Cordis Corporation, a manufacturer of cardiovascular devices. From 1993 to 1996 Mr. Gold was President of Cordis Endovascular Systems, Inc., a supplier of devices for interventional neuroradiology. Mr. Gold served Cordis as Vice President of Research & Development from 1991 to

1993, and as Vice President of Manufacturing from 1986 to 1991. Mr. Gold holds an Industrial Engineering degree from Northeastern University and an MBA from the University of Florida.

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

     MICHAEL J. BILLIG joined CTS as Vice President of Regulatory, Clinical and Quality in February 1996. From January 1989 until joining the Company, Mr. Billig served as Vice President, Regulatory, Clinical and Quality of Cardiometrics, Inc., a company that manufactures and markets intravascular Doppler ultrasound systems for measuring blood flow. From June 1987 to February 1989, he served as Director, Regulatory Affairs and Quality Assurance of Cardiometrics, Inc.

     GEOFFREY D. DILLON joined the Company as Vice President, Global Sales in August 1997 and was made Vice President, Sales and Marketing in March 1998. From February 1997 until joining the Company, Mr. Dillon was Vice President, Sales and Marketing of Quest Medical Inc.'s Cardiovascular Systems Division, a manufacturer of cardiac surgery specialty products. From May 1996 to February 1997, Mr. Dillon was Vice President, Marketing of Quest Medical Inc.'s Cardiovascular Systems Division. From May 1995 to May 1996, Mr. Dillon was President of Dilstar, Inc., an exclusive sales and marketing agency for H.D.N.A. of North America, a high definition television network. From January 1994 to April 1995, Mr. Dillon was Director of Marketing for the Micro-Endo Division of Sofamor-Danek Group, a manufacturer of spinal implants and spinal endoscopy systems. From 1983 to December 1993, Mr. Dillon held various positions with Storz Instrument Company, a manufacturer of various medical devices, serving as Product Manager, Surgical Specialties Division since 1990. Mr. Dillon holds a BA degree from Ashland University.

     RICHARD A. LOTTI joined the Company as Vice President, Business Development in December of 1997. From June 1994 to July 1997, Mr. Lotti was a Vice President of the NeuroCare Group and the General Manager of Camino NeuroCare, the market leader in intracranial neuromonitoring. From January 1990 to February 1994, Mr. Lotti held various product development management positions with Sorin Biomedical, previously Pfizer-Shiley, a manufacturer of cardiopulmonary bypass devices and heart valve implants. Mr. Lotti served as director of the cardiopulmonary business since February 1992. Prior to 1990, Mr. Lotti held positions in operations, product development and international operations at Alcon Surgical and Johnson and Johnson. He holds a BSME and an MBA from Rensselaer Polytechnic Institute.

     CHRISTIAN SKIELLER joined the Company as Vice President of Operations in August 1996. From 1992 until joining the Company, he was Vice President of Manufacturing for Medtronic CardioRythm, a manufacturer of electrophysiology catheter systems. From 1990 to 1991, Mr. Skieller served as Vice President of Operations at Abaxis, a medical diagnostics systems manufacturer. From 1987 to 1990 he was a manufacturing Consultant, assisting companies with
strategic and operational issues.   Mr.

Skieller holds an M.S. in Chemical Engineering from Technical University of Denmark and an M.B.A from Stanford University.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transaction" in the Proxy Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)       1.   Financial Statements

                    The following Consolidated Financial Statements of CardioThoracic Systems, Inc. and Report of Independent Accountants are incorporated by reference in the respective portions of the Registrant's 1997 annual report to stockholders included in Exhibit 13.1 to the report:

                         Consolidated Balance Sheets; January 2, 1998 and December 31, 1996

                         Consolidated Statements of Operations; Years ended January 2, 1998 and December 31, 1996 and the period from June 15, 1995 (date of inception) to December 31, 1995

                         Consolidated Statement of Stockholders' Equity; Years ended January 2, 1998 and December 31, 1996 and the period from June 15, 1995 (date of inception) to December 31, 1995

                         Consolidated Statements of Cash Flows; Years ended January 2, 1998 and December 31, 1996 and the period from June 15, 1995 (date of inception) to December 31, 1995

                         Notes to Consolidated Financial Statements

                         Report of Independent Accountants

               The following Financial Statements of Informed Creation and Report of Independent Accountants are incorporated by reference in the respective portions of the Registrant's 1997 annual report to stockholders included in Exhibit 13.1 to the report:

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


          3.   Exhibits

               Refer to ( c ) below.

     (b)  Reports on Form 8 - K.

          The Company was not required to and did not file any reports on Form 8-K during the three months ended January 2, 1998.

     (c)  Exhibits

                 Exhibit
                   No.              Description
                   --     -----------------------------------------
                  3.2(1)  Restated Certificate of Incorporation

                     3.3  Bylaws (as amended).

                  3.4(4)  Certificate of Designations of Rights,
                          Preferences and Privileges of Series A
                          Participating Preferred Stock

                  3.5(4)  Preferred Shares Rights Agreement, dated as of
                          February 14, 1997.

                    3.6 Certificate of Amendment to Restated Certificate of Incorporation

                  4.1(1)  Specimen Common Stock Certificate.

                 10.1(1)  Form of Indemnification Agreement between the
                          Company and each of its directors and officers.

                    10.2 Incentive Stock Plan and forms of Agreements thereunder (as amended).

                 10.3(1)  Director Option Plan and form of Director Stock
                          Option Agreement thereunder.

                 10.4(1) Employee Stock Purchase Plan and forms of agreements thereunder.

                 10.5(5)  Nonstatutory Stock Option Plan and form of
                          Nonstatutory Stock Option Agreement thereunder
                          (as amended).

                 10.6(1) Form of Employment, Confidential Information and Invention Assignment Agreement.

                 10.8(1) Consulting Agreement, dated June 30, 1995, between the Company and Federico Benetti, M.D.

                 10.9(1) Assignment Agreement, dated June 30, 1995 (as amended by Amendment Agreement dated August 31,
                          1995), between the Company

                                       29

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

                10.21(1) Consulting Agreement, dated February 21, 1996, between the Company and Thomas J. Fogarty, M.D.
                          Development and License Agreement, dated

                10.22(1)  February 19, 1996, between the Company and
                          Enable Medical Corp.

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

                10.27(2) Employment Agreement, dated April 19, 1996, between the Company and Steve Van Dick.

                10.28(2)  Promissory Note for $300,000 dated April 29,
                          1996, between the Company and Thomas Afzal.

                10.29(2) Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael Billig.

                10.30(2) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.

                10.31(3)  Promissory Note for $750,000 and Security
                          Agreement dated August 16, 1996, between the
                          Company and Richard Ferrari.

                10.32(5)  Promissory Note for $200,000 dated December 3,
                          1996, between the Company and Steve Van Dick.

                10.33(6)  Employment Letter Agreement, dated February 25,
                          1997, between the Company and Jeffrey Gold.

                                       30

                   10.34  Employment Letter Agreement, dated July 17,
                           1997, between the Company and Geoffrey Dillon.

                   10.35  Employment Letter Agreement, dated November 24,
                          1997, between the Company and Richard Lotti.

                    13.1 Portions of Annual Report to Stockholders incorporated by reference.

                    23.1  Consent of Coopers & Lybrand L.L.P.,
                          Independent Accountants

                    27.1  Financial Data Schedule

-------------------

(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).
(2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 30, 1996.
(3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 30, 1996.
(4) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 28, 1997.
(5) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended December 31, 1996.
(6) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 27, 1997.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March  30, 1998                  CARDIOTHORACIC SYSTEMS, INC.



                                         /S/ Richard M. Ferrari
                                        --------------------------------------
                                        Richard M. Ferrari
                                        President and Chief Executive Officer



                                         /S/ Steve Van Dick
                                        --------------------------------------
                                        Steve Van Dick
                                        Vice President, Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Ferrari and Steve M. Van Dick, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ Richard M. Ferrari             President, Chief Executive              March 30, 1998
-------------------------------    Officer and Director (Chief
Richard M. Ferrari                 Executive Officer)

/S/  Steve M. Van Dick             Vice President of Finance and           March 30, 1998
-------------------------------    and Administration and Chief
Steve M. Van Dick                  Financial Officer (Principal
                                   Financial and Accounting Officer)

/S/ Charles S. Taylor              Vice President and Chief Technical      March 30, 1998
-------------------------------    Officer and Director
Charles S. Taylor

/S/  Joseph A. Ciffolillo          Director                                March 30, 1998
-------------------------------
Joseph A. Ciffolillo

/S/  Thomas J. Fogarty, M.D.       Director                                March 30, 1998
-------------------------------
Thomas J. Fogarty, M.D.

/S/  Jack W. Lasersohn             Director                                March 30, 1998
-------------------------------
Jack W. Lasersohn

/S/  Thomas C. McConnell           Director                                March 30, 1998
-------------------------------
Thomas C. McConnell

/S/  Robert C. Bellas              Director                                March 30, 1998
-------------------------------
Robert C. Bellas, Jr.

/S/  Philip M. Young               Director                                March 30, 1998
-------------------------------
Philip M. Young

                                   EXHIBIT INDEX

           Exhibit
             No.              Description
             ---  ------------------------------------------
          3.2(1)  Restated Certificate of Incorporation

             3.3  Bylaws (as amended).

          3.4(4)  Certificate of Designations of Rights,
                  Preferences and Privileges of Series A
                  Participating Preferred Stock

          3.5(4)  Preferred Shares Rights Agreement, dated as of
                  February 14, 1997.

            3.6 Certificate of Amendment to Restated Certificate of Incorporation

          4.1(1)  Specimen Common Stock Certificate.

         10.1(1)  Form of Indemnification Agreement between the
                  Company and each of its directors and officers.

            10.2 Incentive Stock Plan and forms of Agreements thereunder (as amended).

         10.3(1)  Director Option Plan and form of Director Stock
                  Option Agreement thereunder.

         10.4(1) Employee Stock Purchase Plan and forms of agreements thereunder.

         10.5(5)  Nonstatutory Stock Option Plan and form of
                  Nonstatutory Stock Option Agreement thereunder
                  (as amended).

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

        10.27(2) Employment Agreement, dated April 19, 1996, between the Company and Steve Van Dick.

        10.28(2)  Promissory Note for $300,000 dated April 29,
                  1996, between the Company and Thomas Afzal.

        10.29(2) Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael Billig.

        10.30(2) Promissory Note for $55,000 dated June 5, 1996, between the Company and Thomas Afzal.

        10.31(3)  Promissory Note for $750,000 and Security
                  Agreement dated August 16, 1996, between the
                  Company and Richard Ferrari.

        10.32(5)  Promissory Note for $200,000 dated December 3,
                  1996, between the Company and Steve Van Dick.

        10.33(6)  Employment Letter Agreement, dated February 25,
                  1997, between the Company and Jeffrey Gold.

           10.34  Employment Letter Agreement, dated July 17,
                  1997, between the Company and Geoffrey Dillon.

           10.35  Employment Letter Agreement, dated November 24,
                  1997, between the Company and Richard Lotti.

            13.1 Portions of Annual Report to Stockholders incorporated by reference.

            23.1  Consent of Coopers & Lybrand L.L.P.,
                  Independent Accountants

            27.1  Financial Data Schedule

------------------
(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).
(2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 30, 1996.
(3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 30, 1996.
(4) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 28, 1997.
(5) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended December 31, 1996.

(6) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 27, 1997