Form 10-Q
period 1998-04-03
CARDIOTHORACIC SYSTEMS INC
filed 1998-05-13
CIK 1009677

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-Q


__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended April 3, 1998 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from  ____________to ___________.


                             Commission File Number
                                     0-27880


                          CardioThoracic Systems, Inc.
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                           94-3228757
                 ----------                         ------------
          (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)          Identification No.)

        10600 N. Tantau Ave., Cupertino, CA               95014-0739
     ----------------------------------------------     --------------
      (Address of Principal Executive Offices)            (Zip Code)

         Registrant's telephone, including area code: (408) 342-1700


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                           Yes __X__   No _______


    As of April 30, 1998, there were 13,865,519 shares of the Registrant's Common Stock outstanding.

                          CARDIOTHORACIC SYSTEMS, INC.
                                    INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.
                                                             --------

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of
              April 3, 1998 and January 2, 1998                   3

              Consolidated Condensed Statements of Operations
              for the three months ended April 3, 1998 and
              March 28, 1997                                      4

              Consolidated Condensed Statements of Cash Flows
              for the three months ended April 3, 1998 and
              March 28, 1997                                      5

              Notes to Consolidated Condensed Financial
              Statements                                          6


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 9


PART II.  OTHER INFORMATION                                      20

SIGNATURES                                                       24

EXHIBIT INDEX                                                    25


                       CARDIOTHORACIC SYSTEMS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                              April 3, 1998  January 2, 1998
                                              -------------  --------------
                                              (unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents                      $4,279,000      $4,681,000
  Available-for-sale securities                  38,355,000      52,105,000
  Trade accounts receivable, net                  1,759,000       1,369,000
  Notes receivable from officers                     87,000          87,000
  Inventories, net                                  557,000         641,000
  Interest receivable                             1,006,000       1,158,000
  Prepaid expenses and other current assets         711,000         449,000
                                               ------------    ------------
     Total current assets                        46,754,000      60,490,000

Property and equipment, net                       3,677,000       3,613,000

Available-for-sale securities                    12,058,000       4,048,000
Notes receivable from officers                    1,051,000       1,073,000
Other assets                                         73,000          52,000
                                               ------------    ------------
     Total assets                               $63,613,000     $69,276,000
                                               ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Equipment note, current portion               $   460,000     $   410,000
  Accounts payable                                1,120,000         779,000
  Accrued liabilities                             3,759,000       4,430,000
                                               ------------    ------------
     Total current liabilities                    5,339,000       5,619,000

Bank borrowings                                   1,557,000       1,557,000
Equipment note, less current portion              1,809,000       1,966,000
                                               ------------    ------------
Total liabilities                                 8,705,000       9,142,000
                                               ------------    ------------

Stockholders' equity:
  Common stock, par value $0.001                     14,000          14,000
  Additional paid-in capital                    103,147,000     103,156,000
  Deferred compensation, net                     (3,078,000)     (3,614,000)
  Unrealized gain on available-for-sale
  securities                                         14,000          17,000
  Accumulated deficit                           (45,189,000)    (39,439,000)
                                                ------------    ------------
Total stockholders' equity                       54,908,000      60,134,000
                                                ------------    ------------
Total liabilities and stockholders' equity      $63,613,000     $69,276,000
                                                ============    ============
                                     3

                            CARDIOTHORACIC SYSTEMS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (unaudited)


                                   Three Months Ended  Three Months Ended
                                      April 3, 1998      March 28, 1997
                                    -----------------   ----------------

Net sales                               $ 2,962,000       $ 2,112,000
Cost of sales                             1,603,000         1,472,000
                                       ------------      -------------
Gross profit                              1,359,000           640,000
                                       ------------      -------------

Operating expenses:
   Research and development               2,677,000         2,051,000
   Sales, marketing, general, and adm     5,130,000         4,309,000
                                       ------------      ------------
     Total operating expenses             7,807,000         6,360,000
                                       ------------      ------------
Loss from operations                     (6,448,000)       (5,720,000)

Interest income, net                        698,000         1,016,000
                                       ------------      -------------
Net loss                                $(5,750,000)      $(4,704,000)
                                       =============     =============

Net loss per common share and
per common share - assuming dilution    $     (0.42)      $      (0.35)
                                       =============      =============

Shares used in computing net
loss per common share and per
common share - assuming
dilution                                 13,767,000         13,358,000
                                       =============      =============

                           CARDIOTHORACIC SYSTEMS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                        Three Months Ended  Three Months Ended
                                           April 3, 1998      March 28, 1997
                                         -----------------   -----------------
Operating Activities
  Net loss                                   $(5,750,000)      $(4,704,000)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                 421,000          214,000
   Amortization of notes receivable
   from officers                                  22,000           28,000
   Allowance for bad debts and product returns    30,000           45,000
   Amortization of deferred compensation         483,000          562,000
   Changes in operating assets and liabilities:
     Trade accounts receivable                  (420,000)      (1,362,000)
     Inventory                                    84,000         (341,000)
     Interest receivable                         152,000           34,000
     Prepaid expenses and other current
     assets                                     (262,000)        (144,000)
     Other assets                                (21,000)          (8,000)
     Accounts payable                            341,000          967,000
     Accrued liabilities                        (671,000)         369,000
                                            -------------     ------------
      Net cash used in operating
      activities                              (5,591,000)      (4,340,000)
                                            -------------     ------------
Investing Activities
  Purchases of property and equipment           (485,000)        (526,000)
  Purchase of available-for-sale
   securities                                (18,619,000)     (18,873,000)
  Proceeds from maturities of
   available-for-sale securities              24,356,000       22,036,000
                                           -------------      ------------
      Net cash provided by
      investing activities                     5,252,000        2,637,000
                                           -------------      ------------
Financing Activities
  Bank borrowings                                     -         1,200,000
  Repayment of equipment note                   (107,000)         (33,000)
  Proceeds from issuance of common stock          44,000          410,000
                                            -------------      ------------
      Net cash provided by (used in)
       financing activies                        (63,000)       1,577,000
                                            -------------     ------------
  Net decrease in cash and cash equivalents     (402,000)        (126,000)

  Cash and cash equivalents at
   beginning of period                         4,681,000        5,184,000
                                           --------------    ------------
  Cash and cash equivalents at end of
   period                                   $  4,279,000     $  5,058,000
                                           ==============   =============

                          CARDIOTHORACIC SYSTEMS, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 3, 1998
                                   (Unaudited)



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

     The operating results of the interim periods presented are not necessarily indicative of the results for the year ending January 1, 1999 or for any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


Note 2.  Formation and Business of the Company

     CardioThoracic Systems, Inc. (the Company) was incorporated on June 15, 1995 to design, develop, manufacture and market surgical products and systems for minimally invasive cardiac surgery.


Note 3.  Available-for-Sale Securities

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

     At April 3, 1998, available-for-sale securities consist of the following:

                              Amortized   Unrealized  Unrealized    Estimated
                                Cost        Gains       Losses     Fair Value
                              ---------   ----------  ----------  -----------
U.S. Gov't notes and bonds   $ 1,997,000    $   -      $   -       $ 1,997,000
Gov't agency notes and bonds  14,922,000       4,000     (2,000)    14,924,000
Corporate notes and bonds     33,480,000      12,000       -        33,492,000
                             ------------  ---------   ---------   -----------
                             $50,399,000    $ 16,000   $ (2,000)   $50,413,000
                             ===========   ==========  ==========  ===========


     At January 2, 1998, available-for-sale securities consist of the following:

                              Amortized   Unrealized   Unrealized   Estimated
                                Cost        Gains        Losses     Fair Value
                             -----------  ----------   ----------  -----------
Gov't agency notes and bonds  10,759,000       8,000     (1,000)    10,766,000
Corporate notes and bonds     45,377,000      12,000     (2,000)    45,387,000
                             -----------  -----------  ----------   -----------
                            $ 56,136,000    $ 20,000   $ (3,000)   $56,153,000
                            ============  ===========  ===========  ===========


     Available-for-sale securities by contractual maturity at April 3, 1998 are shown below:

                                   Amortized             Estimated
                                      Cost               Fair Value
                                --------------        ---------------
     Less than one year            $38,345,000           $38,355,000
     Due in one to two years        12,054,000            12,058,000
                                --------------         --------------
                                   $50,399,000           $50,413,000
                                ==============         ==============

Note 4.  Inventories

     Inventories, net consist of the following:

                                 April 3, 1998        January 2, 1998
                                 --------------       ---------------
     Raw materials                 $   186,000          $    188,000
     Work-in-process                   220,000               203,000
     Finished goods                    151,000               250,000
                               ----------------       ---------------
                                   $   557,000          $    641,000
                               ================       ================

Note 5.  Net Loss Per Share

     The Company has adopted the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Accordingly, net loss per share for all prior periods have been restated. Net loss per common share and per common share-assuming dilution, are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. No additional shares are considered to be outstanding for either calculation under the provisions of Staff Accounting Bulletin No. 98.

Note 6.  Stock Option Plan

     In January 1998, the Company approved the 1998 Nonstatutory Stock Option Plan under which the officers of the Company are authorized to enter into stock option agreements with selected individuals. The Company has reserved 150,000 shares of common stock for issuance under this plan.

Note 7.  Recent Accounting Pronouncements

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 3, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

     Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion of the financial condition and results of operations of CardioThoracic Systems, Inc. ("CTS" or the "Company") should be read in conjunction with the Condensed Consolidated
Financial Statements and the related Notes thereto included herein.

     This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results of operations could vary significantly from those anticipated by such statements as a result of factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and under "Factors Affecting Results of Operations".

Overview

     The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995, the Company acquired all intellectual property assets of Informed Creation. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company began commercial sales of its products in December 1996 and has limited experience in manufacturing, marketing and selling the CTS MIDCAB System, Access MV System and the CTS OPCAB System ("Company's products" or "Company's current products"). The Company has experienced operating losses since its inception, and, as of April 3, 1998, the Company had an accumulated deficit of approximately $45,189,000. The development and commercialization of the Company's products will continue to require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1999 as it expends substantial resources to continue development of the Company's products, obtain additional regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development. There can be no assurance that the Company's products will ever gain widespread commercial acceptance or that the Company will ever generate enough revenues to achieve profitability.

      The Company's current products are designed to enable the majority of cardiothoracic surgeons to perform minimally invasive cardiac surgery ("MICS") on a beating heart. Accordingly, the Company's success is dependent upon acceptance of these procedures by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. To date, MICS has been performed on a limited basis by several hundred highly skilled cardiothoracic surgeons. Of the procedures performed to date, the majority have been performed on a single artery, typically the left anterior descending artery ("LAD") or, in fewer instances, the right coronary artery ("RCA"), and a limited number have been performed on the circumflex artery. Currently, a significant percentage of conventional coronary artery bypass graft ("CABG") procedures are performed on multiple vessels. To date, multiple vessel
MICS procedures have only been performed on a limited basis, and there can be no assurance that MICS will be effectively utilized for multiple bypasses on a more widespread or more frequent basis. The
Company is unable to predict how quickly, if at all, MICS will be adopted by the medical community or, if it is adopted, the number of MICS procedures that will be performed. The medical conditions that can be treated with MICS can also be treated by widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Although the Company believes that MICS has significant advantages over competing procedures, broad-based clinical adoption of MICS will not occur until physicians determine that the approach is an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of MICS , and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform MICS, and the willingness of such surgeons to perform MICS procedures. Patient acceptance of MICS will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with MICS as compared to other treatments. Even if the clinical efficacy of MICS is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the MICS as compared to other currently available treatments. There can be no assurance that MICS will gain clinical adoption. Failure of MICS to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's current products are designed for beating heart MICS and are expected to account for the great majority of the Company's revenues in 1998. The Company's products are in the early stage of commercialization. The Company manufactured and sold approximately 11,000 systems in the five quarters ended April 3, 1998, but there can be no assurance that demand for the Company's current or future products will be sufficient to allow profitable operations. Failure of the Company's current and future products to be successfully commercialized at significantly higher volumes would have a material adverse effect on the Company's business, financial condition and results of operations.

     Before the Company can market certain products under development in the United States, the Company must obtain clearance or approval from the FDA. The Company has filed or will be filing 510(k) premarket notifications or premarket approval ("PMA") applications with the FDA for clearance or approval to market certain products under development. There can be no assurance that the FDA will act favorably or quickly on the Company's submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval.

     In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In order for the Company to market its products under development in Europe and certain other international jurisdictions, the Company and its distributors and agents will have to obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality. These regulations, including the requirements for registrations or approvals and the time required for regulatory review, vary from country to country. The Company has received ISO 9001 certification and the CE Mark approval for sale of its current products. The CE Mark evidences receipt of the regulatory approval necessary for commercialization in European Union countries and eliminates the requirement to obtain individual country approvals. There can be no assurance that the Company will obtain future regulatory registrations or approvals in other such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory registrations or approvals. Delays in receipt of these registrations or approvals to market its products under development, failure to receive these clearances or approvals, or future loss of previously received registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of the Year 2000 Issue

      The Year 2000 Issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a preliminary assessment, the Company believes that there will be no material impact on the operations of the Company due to the Year 2000 Issue. In late 1996 the Company acquired its manufacturing, order entry, finance and network software from third party vendors that have certified such software to be Year 2000 compliant. The Company has no custom software which requires modification. Virtually all of the computer hardware currently owned by the Company is Year 2000 compliant and in any event will most likely be replaced before the year 2000 in the normal course of business.

Results of Operations

      Three months ended April 3, 1998 compared to the three months ended March 28, 1997.

     Net sales increased 40% to $3.0 million in the three months ended April 3, 1998 compared to $2.1 million in the three months ended March 28, 1997. The increase in net sales was due primarily to a 130% increase in unit shipments of the CTS MIDCAB System and Access MV System offset by a 36% drop in the average selling price per unit.

     Gross profit increased to $1.4 million (46% of net sales) in the three months ended April 3, 1998 compared to $640,000 (30% of net sales) in the same period last year. This improvement in gross profit is primarily due to lower material costs per unit and higher production volumes which resulted in increased manufacturing efficiencies.

     Research and development expenses in the three months ended April 3, 1998 were $2.7 million compared to $2.1 million in the three months ended March 28, 1997. This increase was due to an increase in research and development staff, facility costs, increased expenditures related to the continuing development and prototyping of the instruments associated with the OPCAB System, Modular MIDCAB System and Ceres Saphenous Vein Harvesting System, cannulation systems and valve attachment products. The Company expects that research and development expenses will continue at higher levels in 1998 when compared to 1997.

     The Company has entered into development and licensing agreements, and expects to enter into additional agreements in the future, that require milestone payments which are tied to certain events. The timing of these milestone payments is uncertain and could have a material impact on the operating results in the quarter and year in which they are expensed. No such milestone payments were expensed in either the three months ended April 3, 1998 or March 28, 1997.

     Sales, marketing, general and administrative expenses increased to $5.1 million in the three months ended April 3, 1998 compared to $4.3 million in the same period last year. This increase was due primarily to additional sales and marketing personnel and the costs associated with the support of a larger field sales organization. The Company expects that sales and marketing and administrative expenses will continue at higher levels in 1998 when compared to 1997.

     The Company has recorded deferred compensation of $14.6 million, less cancellations of $1.9 million, for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996 and the deemed fair value of the Company's Common Stock for options granted to non-employees since inception. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations through 2000. Amortization of deferred compensation charged to operating expenses in the three months ended April 3, 1998 totaled $483,000 compared to $562,000 for the same period last year.

     Net interest income decreased to $698,000 in the three months ended April 3, 1998 compared to $1.0 million in the same period last year. This decrease was primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily from the sale of equity securities. As of April 3, 1998, the Company had raised approximately $90.4 million (net of stock issuance costs) from the sale of equity securities. As of April 3, 1998, cash, cash equivalents and available-for-sale securities totaled $54.7 million. The Company's cash used in operations was $5.6 million for the three months ended April 3, 1998, reflecting expenditures made primarily to continue research and development and sales and marketing activities, and to support its administrative infrastructure. The Company also spent $485,000 for the purchases of property and equipment in the three months ended April 3, 1998.

     The Company plans to finance its operations principally from existing cash, cash equivalents and available-for-sale securities and interest thereon, product revenues and, to the extent available, lines of credit. The Company currently has an agreement with a bank for a $5.0 million line of credit, fully secured by cash, cash equivalents and available-for-sale securities, of which $3.4 million is available at April 3, 1998. The Company believes that its existing cash balances and available-for-sale securities and interest thereon, credit line and product revenues will be sufficient to fund its operations through 1999. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operation in the United States and Germany and to continue to support its manufacturing capacity and facilities. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

     At April 3, 1998, the Company had approximately $31.6 million in federal and $29.3 million in state net operating loss carryforwards, which will expire in the years 2001 through 2018, if not utilized. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating loss carryforwards and research and development credits before they can be fully utilized.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 3, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

     Factors Affecting Results of Operations

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

Dependence on Licenses, Patents and Proprietary Technology. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns six issued United States patents. None of the issued patents contains claims that protect the Company's current products. In January 1998, the Company received a formal notice from the United States Patent and Trademark Office ("USPTO") indicating that all claims are allowable in its patent application covering the mechanical stabilization aspects of the Company's products. However, the USPTO also notified the Company that the prosecution of this application is suspended for up to six months due to a potential interference proceeding. The Company is the licensee of a United States patent for a heart valve insertion and stapling device and a United States patent application for bipolar electrosurgical scissors that are used in the CTS Saphenous Vein Harvesting System. The Company also has an option for a patent application covering methods for vessel harvesting. The Company has forty pending U.S. patent applications and various foreign patent applications pending. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent applications or pending United States and foreign patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or designed around in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions.
The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceeding to which the Company may become a party, including any litigation that may arise against the Company as described in "Potential Litigation" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Costs associated with settlements, licensing and similar arrangements, may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Potential Litigation. Heartport, Inc. (formerly Stanford Surgical Technologies, Inc.), the former employer of the Company's founder and Chief Technical Officer, Charles S. Taylor, has alleged in certain correspondence in late 1995 and again in September 1997 that Mr. Taylor and the Company may have misappropriated trade secrets of the former employer and breached confidentiality obligations to the former employer. The former employer has also claimed in such correspondence an ownership interest in certain developments and products of the Company. The Company has agreed to provide for the defense of Mr. Taylor in the event that litigation is commenced.

Litigation is subject to inherent uncertainties, especially in cases where complex technical issues are decided by a lay jury. Accordingly, no assurance can be given that if a lawsuit is commenced it would not be decided against the Company. Such an adverse determination could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Potential Component Shortages; Dependence on Sole Sources of Supply. The Company contracts with third parties for the manufacture of certain components or the performance of certain processes involved in the manufacturing cycle. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is qualified. Many of the Company's components are molded parts that require custom tooling which is manufactured and maintained by third party vendors. Should such custom tooling be damaged it could result in a supply interruption that could have a material adverse effect on the Company's ability to manufacture its products until a new tool is manufactured. Also, the Company's new product development efforts and the timeliness of new product launches could be significantly affected by the tooling vendor's ability to meet completion and quality commitments on the manufacture of custom tooling. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

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

     Uncertainty Relating to Third-Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes, if any, may be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedures in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from health care payors for the procedures in which the Company's products are intended to be used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

     Market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

          None

     Item 2.  Changes in Securities and Use of Proceeds

     The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through April 3, 1998.

        Use of Proceeeds                                   Amount
        -----------------                                 ---------
        Construction of plant, building and facilities    $       0
        Purchase and installation of machinery and
         equipment                                        5,245,000
        Purchase of real estate                                   0
        Acquisition of other businesses                           0
        Repayment of indebtedness                                 0
        Working capital                                   2,902,000
        Cost of operation                                24,710,000

        Temporary Investment
        --------------------
        Cash                                                913,000
        Commercial paper, notes and bonds               $50,413,000

     All amounts above represent estimates of direct or indirect payments to third parties.

     The amounts below were paid directly to officers of the Company.

        Use of Proceeds                                    Amount
        ---------------                                   ---------
        Loans to officers                                $  748,000

     Item 3.  Defaults upon Senior Securities
               None

     Item 4.   Submission of Matters to a Vote of Security Holders
               None

     Item 5.  Other Information
               None

    Item 6.  Exhibits and Reports on Form 8 - K.

          a)   Exhibits

          Exhibit
            No.     Description
          -------   ------------------------------------------

          3.2(1)    Restated Certificate of Incorporation.
          3.3(7)    Bylaws (as ammended).
          3.4(4)    Certificate of Designations of Rights,Preferences
                    and Privileges of Series A Participating Preferred
                    Stock.
          3.5(4)    Preferred Shares Rights Agreement, dated as of
                    February 14, 1997.
          3.6(7)    Certificate of Amendment to Restated Certificate
                    of Incorporation.
          4.1(1)    Specimen Common Stock Certificate.
          10.1(1)   Form of Indemnification Agreement between the
                    Company and each of its directors and officers
          10.2(7)   Incentive Stock Plan and forms of Agreements
                    thereunder (as amended).
          10.3(1)   Director Option Plan and form of Director Stock
                    Option Agreement thereunder.
          10.4(1)   Employee Stock Purchase Plan and forms of
                    agreements thereunder.
          10.5(5)   Nonstatutory Stock Option Plan and form of Non-
                    statutory Stock Option Agreement thereunder (as amended).
          10.6(1)   Form of Employment, Confidential Information and
                    Invention Assignment Agreement.
          10.8(1)   Consulting Agreement, dated June 30, 1995, between
                    the Company and Federico Benetti, M.D.
          10.9(1)   Assignment Agreement, dated June 30, 1995 (as
                    amended by Amendment Agreement dated August 31, 1995) between the Company and Federico Benetti, M.D.
          10.10(1)  Employment Letter Agreement, dated September 5, 1995, between the Company and Charles S. Taylor.
          10.11(1)  Assignment Agreement, dated September 7, 1995, between the Company and Charles S. Taylor.
          10.12(1)  Shareholder Rights Agreement dated September 8,1995
                    (as amended January 3, 1996) between the Company and certain holders of the Registrant's securities.
          10.13(1)  Letter Agreement regarding Heartport trade secret allegations, dated October 11, 1995, between the Company and Charles S. Taylor.
          10.14(1)  Assignment, Assumption of Lease and Consent, dated
                    November 9, 1995, between the Company and Cardio-vascular Concepts, Inc. ("CVC") for the premises located at 3260 Alpine Road, Portola Valley,
                    California 94028.
          10.17(1)  Consent to Assignment, dated December 22, 1995,
                    among the Company, Viking Partners, Inc. ("Viking"),
                    CVC and Fogarty Engineering, Inc. for the premises located at 3260 Alpine Road, Portola Valley,
                    California 94028.

          10.19(1) First Amendment to Assigment, Assumption of Lease and Consent, dated December 22, 1995, between the Company and CVC for the premises located at 3260 Alpine Road, Portola Valley, California 94028
          10.21(1) Consulting Agreement, dated February 21, 1996, between the Company and Thomas J. Fogarty, M.D.
          10.22(1)  Development and License Agreement, dated February
                    19, 1996, between the Company and Enable Medical
                    Corporation.
          10.23(1) Employment Letter Agreement, dated March 15, 1996, between the Company and Steve M. Van Dick.
          10.24(1) Lease dated March 29, 1996, for space located at 10600 North Tantau Avenue, Cupertino, California between the Company and Spieker Properties, L.P.
          10.27(2) Employment Agreement, dated April 19, 1996, between the Company and Steve Van Dick.
          10.28(2)  Promissory Note for $300,000 dated April 29, 1996, between the Company and Thomas Afzal.
          10.29(2)  Promissory Note for $35,000 dated May 20, 1996,
                    between the Company and Michael Billig.
          10.30(2)  Promissory Note for $55,000 dated June 5, 1996,
                    between the Company and Thomas Afzal.
          10.31(3)  Promissory Note for $750,000 and Security
                    Agreement dated August 16, 1996, between the Company and Richard Ferrari.
          10.32(5) Promissory Note for $200,000 dated December 3, 1996, between the Company and Steve Van Dick.
          10.33(6)  Employment Letter Agreement, dated February 25, 1997, between the Company and Jeffrey Gold.
          10.34(7)  Employment Letter Agreement, dated July 17, 1997, between the Company and Geoffrey Dillon.
          10.35(7)  Employment Letter Agreement, dated November 24,
                    1997, between the Company and Richard Lotti.
             27.1   Financial Data Schedule

------------------
     (1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).
     (2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 30, 1996.
     (3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 30, 1996.
     (4) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securites and Exchange Commission on February 28, 1997.

     (5) Incorporate herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended December 31, 1996.
     (6) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended July 27, 1997.
     (7) Incorporate herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended January 2, 1998.



          b)  Reports on Form 8 - K
               None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1998                     CARDIOTHORACIC SYSTEMS, INC.



                                         /S/ Richard M. Ferrari
                                        -----------------------------
                                        Richard M. Ferrari
                                        President and Chief Executive
                                        Officer



                                         /S/ Steve Van Dick
                                        -----------------------------
                                        Steve Van Dick
                                        Vice President, Finance and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit
Number              Exhibit Description
----------          -----------------------------------
27.1                Financial Data Schedule