Form 10-Q
period 1998-07-03
CARDIOTHORACIC SYSTEMS INC
filed 1998-08-13
CIK 1009677

/Page

===============================================================================
                             UNITED STATES

       SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549

                               Form 10-Q


 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended July 3, 1998 or

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from _______ to ______.


                         Commission File Number

                                 0-27880

                       CardioThoracic Systems, Inc.
                      -----------------------------
        (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                           94-3228757
                  --------                           -----------
         (State or Other Jurisdiction              (I.R.S. Employer
        of Incorporation or Organization)         Identification No.)


         10600 N. Tantau Ave., Cupertino, CA           95014-0739
    ----------------------------------------------     -----------
      (Address of Principal Executive Offices)         (Zip Code)


        Registrant's telephone, including area code: (408) 342-1700


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes __X__ No ___


As of August 5, 1998, there were 13,933,716 shares of the Registrant's Common Stock outstanding.


==============================================================================
                                    1
/Page

                       CARDIOTHORACIC SYSTEMS, INC.
                                 INDEX


PART I.   FINANCIAL INFORMATION                              PAGE NO.

     Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of
          July 3, 1998 and January 2, 1998                      3

          Consolidated Condensed Statements of
          Operations for the three and six months
          ended July 3, 1998 and June 27, 1997                  4

          Consolidated Condensed Statements of Cash
          Flows for the six months ended July 3, 1998
          and June 27, 1997                                     5

          Notes to Consolidated Condensed Financial
          Statements                                            6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                         9

PART II.  OTHER INFORMATION                                    18

SIGNATURES                                                     20





















                                     2                               /Page

                       CARDIOTHORACIC SYSTEMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEET

                                                July 3,          January 2,
                                                 1998              1998
                                              -----------       ------------
                                              (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                  $  9,098,000       $  4,681,000
  Available-for-sale securities                30,067,000         52,105,000
  Trade accounts receivables, net               1,993,000          1,369,000
  Notes receivable from officers                   87,000             87,000
  Inventories, net                                771,000            641,000
  Interest receivable                             639,000          1,158,000
  Prepaid expenses and other current assets       449,000            449,000
                                             ------------       ------------
    Total current assets                       43,104,000         60,490,000

Property and equipment, net                     3,640,000          3,613,000

Available-for-sale securities                  11,032,000          4,048,000
Notes receivable from officers                  1,119,000          1,073,000
Other assets                                       74,000             52,000
                                             ------------       ------------
    Total assets                             $ 58,969,000       $ 69,276,000
                                             ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Equipment note, current portion            $    472,000       $    410,000
  Accounts payable                              1,320,000            779,000
  Accrued liabilities                           4,155,000          4,430,000
                                             ------------       ------------
    Total current liabilities                   5,947,000          5,619,000

Bank borrowings                                 1,557,000          1,557,000
Equipment note, less current portion            1,686,000          1,966,000
                                             ------------       ------------
Total liabilities                               9,190,000          9,142,000
                                             ------------       ------------
Stockholders' equity:
  Common stock, par value $0.001                   14,000             14,000
  Additional paid-in capital                  103,361,000        103,156,000
  Deferred compensation, net                   (2,589,000)        (3,614,000)
  Unrealized gain on available-for-sale
   securities                                      12,000             17,000
  Accumulated deficit                         (51,019,000)       (39,439,000)
                                             ------------       ------------
Total stockholders' equity                     49,779,000         60,134,000
                                             ------------       ------------
Total liabilities and stockholders' equity   $ 58,969,000       $ 69,276,000
                                             ============       ============

See accompanying notes.              3                                  /Page

                           CARDIOTHORACIC SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                       Three Months Ended                Six Months Ended
                   July 3, 1998  June 27, 1997     July 3, 1998  June 27, 1997
                   ------------  -------------    -------------  -------------
Net sales           $ 3,817,000    $ 2,836,000     $ 6,779,000    $ 4,948,000
Cost of sales         1,699,000      1,744,000       3,302,000      3,216,000
                    ------------  -------------   -------------   ------------
Gross profit          2,118,000      1,092,000       3,477,000      1,732,000

Operating Expenses:
  Research & Devel.   2,675,000      2,396,000       5,352,000      4,447,000
  Sales, marketing,
   administration     5,867,000      4,497,000      10,997,000      8,806,000
                    ------------  -------------   -------------   ------------
   Total operating
    expenses          8,542,000      6,893,000      16,349,000     13,253,000
                    ------------  -------------   -------------   ------------
Loss from operations (6,424,000)    (5,801,000)    (12,872,000)   (11,521,000)

Interest income,net     594,000        986,000       1,292,000      2,002,000
                    ------------  -------------   -------------   ------------
Net loss            $(5,830,000)   $(4,815,000)   $(11,580,000)   $(9,519,000)
                    ============  =============   =============   ============
Net loss per common
 share and per common
 share-assuming
 dilution           $     (0.42)   $     (0.36)   $      (0.84)   $     (0.71)
                    ============   ============   =============   ============
Shares used in computing
 net loss per common share
 and per common share
 -assuming dilution  13,890,000      13,480,000     13,829,000     13,419,000
                   =============   =============  =============   ============













See accompanying notes.




                                    4                             /Page

                             CARDIOTHORACIC SYSTEMS, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (unaudited)
                                              Six Months Ended  Six Months Ended
                                                July 3, 1998      June 27, 1997
                                             ------------------ ----------------
OPERATING ACTIVITIES
 Net loss                                        $ (11,580,000)  $  (9,519,000)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation & amortization                         940,000         460,000
   Amortization of notes receivable from officers       34,000          56,000
   Amortization of deferred compensation               958,000       1,135,000
   Allowance for bad debts and product returns          62,000          80,000
   Changes in operating assets & liabilities:
    Notes receivable from officers                     (80,000)            -
    Trade accounts receivable                         (686,000)     (1,790,000)
    Inventory                                         (130,000)       (910,000)
    Interest receivable                                519,000          34,000
    Prepaid expenses and other current assets              -          (363,000)
    Other assets                                       (22,000)         (7,000)
    Accounts payable                                   541,000         190,000
    Accrued liabilities                               (275,000)        411,000
                                                 --------------    -------------
     Net cash used in operating activities          (9,719,000)    (10,223,000)
                                                 --------------    ------------
INVESTING ACTIVITIES
 Purchases of property and equipment                  (967,000)       (822,000)
 Purchase of available-for-sale securities         (29,312,000)    (37,193,000)
 Proceeds from maturities of available-for-
  sale securities                                   44,361,000      46,102,000
                                                 --------------    -------------
     Net cash provided by investing activities      14,082,000       8,087,000
                                                 --------------    -------------
FINANCING ACTIVITIES
 Proceeds from equipment note                              -           850,000
 Bank borrowings                                           -         1,200,000
 Repayment of equipment note                          (218,000)       (216,000)
 Proceeds from issuance of common stock                272,000         610,000
                                                 --------------    -------------
    Net cash provided by financing activities           54,000       2,444,000
                                                 --------------    -------------
 Net increase in cash & cash equivalents             4,417,000         308,000

   Cash and cash equivalents at beginning of period  4,681,000       5,184,000
                                                 --------------   -------------
   Cash and cash equivalents at end of period     $  9,098,000    $  5,492,000
                                                 ==============   =============
See accompanying notes.
                                    5                                  /Page

                        CARDIOTHORACIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               July 3, 1998
                               (unaudited)


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























                                   6                           /Page

                        CARDIOTHORACIC SYSTEMS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(continued)
                               July 3, 1998
                               (Unaudited)

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

    At July 3, 1998, available-for-sale securities consist of the following:

                             Amortized    Unrealized   Unrealized      Estimated
                               Cost         Gains        Losses       Fair Value
                            -----------   ----------  ------------   -----------
U.S. Gov't notes and bonds  $ 1,805,000   $   1,000     $     --    $ 1,806,000
Gov't agency notes and bonds 12,912,000       6,000       (5,000)    12,913,000
Corporate notes and bonds    26,370,000      12,000       (2,000)    26,380,000
                            -----------   -----------  -----------  -----------
                            $41,087,000    $ 19,000     $ (7,000)   $41,099,000
                            ============  ===========  ===========  ===========

    At January 2, 1998, available-for-sale securities consist of the following:

                             Amortized    Unrealized     Unrealized   Estimated
                               Cost         Gains          Losses    Fair Value
                            -----------   -----------   -----------  -----------
Gov't agency notes and bonds$10,759,000    $   8,000    $  (1,000)  $ 10,766,000
Corporate notes and bonds    45,377,000       12,000       (2,000)    45,387,000
                            -----------   -----------   ----------  -----------
                            $56,136,000    $  20,000     $ (3,000)  $ 56,153,000
                            ===========   ===========   ==========  ===========

    Available-for-sale securities by contractual maturity at July 3, 1998 are shown below:
                                         Amortized         Estimated
                                           Cost            Fair Value
                                       ------------       ------------
Less than one year                     $ 30,057,000       $ 30,067,000
Due in one to two years                  11,030,000         11,032,000
                                       ------------       ------------
                                       $ 41,087,000       $ 41,099,000
                                       ============       ============
                                    7                                 /Page

                        CARDIOTHORACIC SYSTEMS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                July 3, 1998
                                 (Unaudited)

Note 4.   Inventories

          Inventories, net consist of the following:

                                       July 3,        January 2,
                                        1998             1998
                                      ---------       ----------
          Raw materials              $ 268,000         $ 188,000
          Work-in-process              249,000           203,000
          Finished goods               254,000           250,000
                                     ----------       ----------
                                     $ 771,000         $ 641,000
                                     ==========       ==========

Note 5.   Net Loss Per Share

          The Company has adopted the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Accordingly, net loss per share for all prior periods have been restated. Net loss per common share and per common share - assuming dilution, are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. No additional shares are considered to be outstanding for either calculation under the provisions of Staff Accounting Bulletin No. 98.

Note 6.   Stock Option Plans

          In January 1998, the Company approved the 1998 Nonstatutory Stock Option Plan under which the officers of the Company are authorized to enter into stock option agreements with selected individuals. The Company has reserved 150,000 shares of common stock for issuance under this plan.
In May 1998, the shareholders approved an increase of 600,000 shares in the number of shares reserved for issuance under the Company's Incentive Stock Plan, bringing the total number of shares issuable under the Incentive Stock Plan to 2,800,000.

Note 7.   Recent Accounting Pronouncements

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 3, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

                                   8                                  /Page

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

OVERVIEW

     The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995, the Company acquired all intellectual property assets of Informed Creation. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company began commercial sales of its products in December 1996 and has limited experience in manufacturing, marketing and selling the CTS MIDCAB System, Access MV System and the CTS OPCAB family of products ("Company's products" or "Company's current products"). The Company has experienced operating losses since its inception, and, as of July 3, 1998, the Company had an accumulated deficit of approximately $51,019,000. The Company expects its operating losses to continue at least through 1999 as it expends sub-stantial resources to continue development of the Company's products, obtain additional regulatory clearances or approvals, continue to market, sell, and manufacture its products, support its finance and administrative organ-izations and conduct further research and development. There can be no assurance that the Company's products will gain enough commercial acceptance that will allow the Company to generate the revenues necessary to achieve profitability.

     The Company's current products are designed to enable the majority of cardiothoracic surgeons to perform minimally invasive cardiac surgery ("MICS") on a beating heart. Accordingly, the Company's success is dependent upon acceptance of these procedures by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. The Company is unable to predict how quickly, if at all, MICS will be adopted by the medical community or, if it is adopted, the number of MICS procedures that will be performed. The medical conditions that can be treated with MICS can also be treated by widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Although the Company believes that MICS has significant advantages over competing pro-

                                    9                                /Page
cedures, broad-based clinical adoption of MICS will not occur until physicians determine that the approach is an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements will be essential for clinical adoption of MICS, and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform MICS, and the willingness of such surgeons to perform MICS procedures. Patient acceptance of MICS will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with MICS as compared to other treatments. Even if the clinical efficacy of MICS is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of MICS as compared to other currently available treat-ments. There can be no assurance that MICS will gain clinical adoption. Failure of MICS to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's current products are designed for beating heart MICS and are expected to account for the great majority of the Company's revenues in 1998. The Company's products are in the early stage of commercialization.
The Company manufactured and sold approximately 14,600 systems in the six quarters ended July 3, 1998, but there can be no assurance that demand for the Company's current or future products will be sufficient to allow profitable operations. Failure of the Company's current and future products to be successfully commercialized at significantly higher volumes would have a material adverse effect on the Company's business, financial condition and results of operations.

     Before the Company can market certain products under development in the United States, the Company must obtain clearance or approval from the FDA.
The Company has filed or will be filing 510(k) premarket notifications or premarket approval ("PMA") applications with the FDA for clearance or approval to market current products and certain products under development. There can be no assurance that the FDA will act favorably or quickly on the Company's submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

                                    10                                  /Page

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

RESULTS OF OPERATIONS

     Three and six months ended July 3, 1998 compared to the three and six months ended June 27, 1997.

     Net sales increased 35% to $3.8 million and 37% to $6.8 million in the three and six months ended July 3, 1998, respectively when compared to the same periods in fiscal year 1997. The increase in net sales was due primarily to a 94% and 103% increase in unit shipments of the CTS MIDCAB System and OPCAB family of products for the three and six months ended July 3, 1998, respectively over the three and six months ended June 27, 1997, respectively. These increases in unit shipments were offset by a 24% and 28% drop in the average selling price per procedural unit for the three and six months ended July 3, 1998, respectively.

                                   11                                  /Page

     Gross profit increased to $2.1 million (55% of net sales) in the three months ended July 3, 1998 compared to $1.1 million (39% of net sales) in the same period last year. For the six months ended July 3, 1998 gross profit increased to $3.5 million (51% of net sales) compared to $1.7 million (35% of net sales) for the six months ended June 27, 1997. The improvement in gross profit as a percent of net sales is primarily due to lower material costs per unit and higher production volumes which resulted in increased manufacturing efficiencies.

     Research and development expenses in the three and six months ended July 3, 1998 were $2.7 million and $5.4 million, respectively compared to $2.4 million and $4.4 million in the three and six months ended June 27, 1997, respectively. This increase was due to an increase in research and development staff, facility costs, increased expenditures related to the continuing development and prototyping of the instruments associated with the OPCAB family of products, Modular MIDCAB System and Ceres Saphenous Vein Harvesting System, cannulation systems and valve attachment products. The Company expects that research and development expenses will continue at higher levels in 1998 when compared to 1997.

     The Company has entered into development and licensing agreements, and may enter into additional agreements in the future, that require milestone payments which are tied to certain events. The timing of these milestone payments is uncertain and could have a material impact on the operating results in the quarter and year in which they are expensed. Milestone payments totaling $115,000 were expensed in the three and six months ended July 3, 1998.
No milestone payments were made in the same periods last year.

     Sales, marketing, general and administrative expenses increased to $5.9 million and $11.0 million in the three and six months ended July 3, 1998, respectively compared to $4.5 million and $8.8 million in the same periods last year, respectively. This increase was due primarily to additional sales and marketing personnel, the costs associated with the support of a larger field sales organization and higher surgeon training costs. The Company expects that sales and marketing and administrative expenses will continue at higher levels in 1998 when compared to 1997.

     The Company has recorded deferred compensation of $14.6 million, less cancellations of $1.9 million, for the difference between the option exer-cise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996 and for the deemed fair value of the Company's Common Stock for options granted to non-employees since inception. The deferred compen-sation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations through 2000. Amortization of deferred compensation charged to operating expenses in the three and six months ended July 3, 1998 totaled $475,000 and $958,000, respectively compared to $573,000 and $1.1 million for the same periods last year, respectively.



                                    12                               /Page

     Net interest income decreased to $594,000 and $1.3 million in the three and six months ended July 3, 1998, respectively compared to $1.0 million and $2.0 million in the same periods last year, respectively. This decrease was primarily due to lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from the sale of equity securities. As of July 3, 1998, the Company had raised approximately $90.6 million (net of stock issuance costs) from the sale of equity securities. As of July 3, 1998, cash, cash equivalents and available-for-sale securities totaled $50.2 million. The Company's cash used in operations was $9.7 million for the six months ended July 3, 1998, reflecting expenditures made primarily to continue research and development and sales and marketing activities, and to support its administrative infra-structure. The Company also spent $967,000 for the purchases of property and equipment in the six months ended July 3, 1998.

     The Company plans to finance its operations principally from existing cash, cash equivalents and available-for-sale securities and interest there-on, product revenues and, to the extent available, lines of credit. The Company currently has an agreement with a bank for a $5.0 million line of credit, fully secured by cash, cash equivalents and available-for-sale securities, of which $3.4 million is available at July 3, 1998. The Company believes that its existing cash balances and available-for-sale securities and interest thereon, credit line and product revenues will be sufficient to fund its operations through 1999. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operation in the United States and Germany and to continue to support its manufacturing capacity and facilities. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

     At July 3, 1998, the Company had approximately $36.7 million in federal and $31.8 million in state net operating loss carryforwards, which will expire in the years 2001 through 2018, if not utilized. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating loss carryforwards and research and development credits before they can be fully utilized.


                                     13                               /Page

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 3, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

FACTORS AFFECTING RESULTS OF OPERATIONS

     Highly Competitive Market; Risk of Alternative Therapies; Risk of Reuse. The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treat-ments, as well as CABG surgery, are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manu-facturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiac surgery is intense and is expected to increase. Medtronic, Inc., Genzyme Surgical Products Corp., Johnson & Johnson, Guidant Corporation, Baxter International, Inc., Heartport, Inc. and United States Surgical Corp. are marketing or have announced that they are developing products to be used in MICS procedures. There can be no assurance that MICS will replace any current treatments. Additionally, even if MICS is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies, competing devices to perform the same procedure, or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MICS procedures. Furthermore, sales of the Company's products could be adversely affected by reuse, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the Company's products is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Sales, Marketing and Distribution Experience. The Company currently has a small sales and marketing organization when compared to most of its competitors. The Company sells its products in the United States and in Germany through a direct sales force. In certain other international markets, the Company sells its products through distributors. There can be no assurance that the Company will be able to build a larger direct sales force or marketing organization, that maintaining a direct sales force or marketing


                                    14                                  Page/>
organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the
Company will be able to maintain agreements with distributors, or that such distributors will devote adequate resources to selling the Company's products.  Since the Company has entered into distribution agreements for the sale of its products in certain countries, it will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to maintain or grow an effective direct sales and marketing organization or to maintain effective distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Licenses, Patents and Proprietary Technology. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns seven issued United States patents. In January 1998, the Company received a formal notice from the United States Patent and Trademark Office ("USPTO") indicating that all claims are allowable in its patent application covering the mechanical stabilization aspects of the Company's products. However, the USPTO also notified the Company that the prosecution of this application is suspended for up to six months due to a potential interference proceeding. The Company is the licensee of a United States patent for a heart valve insertion and stapling device and a United States patent application for bipolar electro-surgical scissors that are used in the CTS Saphenous Vein Harvesting System. The Company also has an option for a patent application covering methods for vessel harvesting. The Company has forty-four pending U.S. patent appli-cations and various foreign patent applications pending. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent applications or pending United
States and foreign patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or designed around in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or inter-ference proceeding to which the Company may become a party, including any

                                   15                               /Page
litigation that may arise against the Company as described in "Potential Litigation" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Costs associated with settlements, licensing and similar arrangements, may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Continuing Government Regulation. Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for un-approved uses. In addition, the Company's manufacturing processes will be required to comply with the Good Manufacturing Practices ("GMP") regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, will be subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. To date, the Company has undergone inspection with a notified body in connection with the receipt of ISO 9001 certification and with the California Department of Health Services in obtaining a California Device Manufacturing license. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution, which could have a material adverse effect on the Company's business, financial condition and results of operations.


                                     16                               /Page

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

     Potential Component Shortages; Dependence on Sole Sources of Supply. The Company contracts with third parties for the manufacture of certain components or the performance of certain processes involved in the manu-facturing cycle. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is qualified. Many of the Company's components are molded parts that require custom tooling which is manufactured and maintained by third party vendors. Should such custom tooling be damaged it could result in a supply interruption that could have a material adverse effect on the Company's ability to manufacture its products until a new tool is manufactured. Also, the Company's new product development efforts and the timeliness of new product launches could be significantly affected by the tooling vendor's ability to meet completion and quality commitments on the manufacture of custom tooling. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

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


                                    17                             /Page

     Uncertainty Relating to Third-Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes, if any, may be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedures in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from health care payors for the procedures in which the Company's products are intended to be used or adverse changes in government and private third party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

     Market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both govern-ment sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the inter-national markets in which such approvals are sought.

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






                                    18                              /Page

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities and Use of Proceeds

              The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through July 3, 1998.

     Use of Proceeds                                         Amount
     ---------------                                         -------
     Construction of plant, building and facilities             0
     Purchase and installation of machinery and equipment   5,727,000
     Purchase of real estate                                    0
     Acquisition of other businesses                            0
     Repayment of indebtedness                                  0
     Working capital                                        3,088,000
     Cost of operations                                    28,346,000

     Temporary Investment
     --------------------
     Cash                                                   5,855,000
     Commercial paper, notes and bonds                    $41,099,000

All amounts above represent estimates of direct or indirect payments to third parties.

The amounts below were paid directly to officers of the Company.

     Use of Proceeds                                          Amount
     ---------------                                         --------
     Loans to officers                                       $816,000


     Item 3.  Defaults upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

             (a)  The annual meeting of shareholders was held on May 19, 1998.

             (b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:




                                     19                             /Page

     (1)  Election of two Class I directors:

                                          For          Withheld
                                      ------------    ----------
          Thomas J. Fogarty, M.D.       12,313,498      137,992
          Charles S. Taylor             12,313,498      137,992


     (2) Approve amendment to the Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 600,000 shares to a new total of 2,800,000 shares.

          For:  11,468,187    Against:  958,793    Abstain:  24,510


     (3) To consider a stockholder proposal by the State of Wisconsin Investment Board to amend the Company's Bylaws to prohibit the repricing of stock options without stockholder approval.

          For:  2,402,939     Against:  6,331,525  Abstain:  48,767


     (4) Confirm appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending January 1, 1999.

          For: 12,425,728     Against:  9,897      Abstain: 15,865

     The foregoing matters are described in detail in the Company's definitive proxy statement dated April 9, 1998 for the Annual Meeting of Shareholders held May 19, 1998.


Item 5.  Other Information

          None


Item 6.  Exhibits and Reports on Form 8 - K.

          a)   Exhibits

          Exhibit
            No.          Description
          --------       ------------------------------------
          27.1           Financial Data Schedule

          b)   Reports on Form 8-K

               None


                                    20
                                                                     /Page

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  12, 1998            CARDIOTHORACIC SYSTEMS,INC.


                                    /S/ Richard M. Ferrari
                                    ----------------------
                                    Richard M.Ferrari
                                    President and Chief Executive Officer

                                    /S/ Steve Van Dick
                                    ----------------------
                                    Steve Van Dick
                                    Vice President, Finance and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)
































                                    21                                /Page