Form 10-Q
period 1998-10-02
CARDIOTHORACIC SYSTEMS INC
filed 1998-11-13
CIK 1009677

=============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


___X___ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended October 2, 1998 or

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from _______to _______


                             Commission File Number
                                     0-27880


                          CardioThoracic Systems, Inc.
                    -----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                  Delaware                           94-3228757
               -------------                      --------------------
          (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization)           Identification No.)

        10600 N. Tantau Ave., Cupertino, CA               95014-0739
       -------------------------------------              ----------
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

As of November 3, 1998, there were 14,209,428 shares of the Registrant's Common Stock outstanding.

                          CARDIOTHORACIC SYSTEMS, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                    PAGE NO.

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of
              October 2, 1998 and January 2, 1998                     3

              Consolidated Condensed Statements of Operations
              for the three and nine months ended October 2,
              1998 and September 26, 1997                             4

              Consolidated Condensed Statements of Cash Flows
              for the nine months ended October 2, 1998 and
              September 26, 1997                                      5

              Notes to Consolidated Condensed Financial Statements    6


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10


PART II.  OTHER INFORMATION                                          21

SIGNATURES                                                           23

                        CARDIOTHORACIC SYSTEMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                        October 2, 1998   January 2, 1998
                                        ---------------   ---------------
                                          (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents              $   4,162,000    $   4,681,000
  Available-for-sale securities             28,922,000       52,105,000
  Trade accounts receivable,net              2,256,000        1,369,000
  Notes receivable from officers                87,000           87,000
  Inventories, net                             875,000          641,000
  Interest receivable                          508,000        1,158,000
  Prepaid expenses and other current assets    636,000          449,000
                                         --------------   --------------
     Total current assets                   37,446,000       60,490,000

Property and equipment, net                  3,507,000        3,613,000

Available-for-sale securities               11,143,000        4,048,000
Notes receivable from officers               1,102,000        1,073,000
Other assets                                    79,000           52,000
                                         --------------   --------------
     Total assets                        $  53,277,000    $  69,276,000
                                         ==============   ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Equipment note, current portion        $     486,000    $     410,000
  Accounts payable                           1,437,000          779,000
  Accrued liabilities                        4,298,000        4,430,000
                                         --------------   --------------
     Total current liabilities               6,221,000        5,619,000

Bank borrowings                                    -          1,557,000
Equipment note, less current portion         1,540,000        1,966,000
                                         --------------   --------------
Total liabilities                            7,761,000        9,142,000
                                         --------------   --------------
Stockholders' equity:
  Common stock, par value $0.001                14,000           14,000
  Additional paid-in capital               103,107,000      103,156,000
  Deferred compensation, net                (1,878,000)      (3,614,000)
  Unrealized gain on available-for-sale
  securities                                   200,000           17,000
  Accumulated deficit                      (55,927,000)     (39,439,000)
                                         --------------   --------------
Total stockholders' equity                  45,516,000       60,134,000
                                         --------------   --------------
Total liabilities and stockholders'
equity                                    $ 53,277,000     $ 69,276,000
                                         ==============   ==============
See accompanying notes.

                       CARDIOTHORACIC SYSTEMS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (unaudited)

                         Three Months Ended             Nine Months Ended
                      October 2,   September 26,     October 2,   September 26,
                         1998          1997             1998          1997
                    ------------   ------------     ------------  -------------

Net sales           $ 4,365,000    $ 1,629,000      $11,144,000    $ 6,577,000
Cost of sales         1,897,000      1,115,000        5,199,000      4,331,000
                    ------------   ------------     ------------  -------------
Gross profit          2,468,000        514,000        5,945,000      2,246,000
                    ------------   ------------     ------------  -------------
Operating expenses:
   Research and
    development       2,712,000      2,832,000        8,064,000      7,279,000

   Sales, marketing,
   gen'l & admin.     5,249,000      4,499,000       16,246,000     13,305,000
                    ------------   ------------     ------------  -------------
    Total operating
    expenses          7,961,000      7,331,000       24,310,000     20,584,000
                    ------------   ------------     ------------  -------------
Loss from operations (5,493,000)    (6,817,000)     (18,365,000)   (18,338,000)

Interest income, net    585,000        920,000        1,877,000      2,922,000
                    ------------   ------------     ------------  -------------
Net loss            $(4,908,000)   $(5,897,000)    $(16,488,000)  $(15,416,000)
                    ============   ============     ============  =============
Net loss per common
share and per common share
assuming dilution   $     (0.35)   $     (0.44)    $      (1.19)  $      (1.15)
                    ============   ============    =============  =============

Shares used in computing
net loss per common share and
per common share -
assuming dilution    14,018,000     13,528,000       13,892,000     13,456,000
                    ============   ============    =============  ============













See accompanying notes.

                       CARDIOTHORACIC SYSTEMS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                         Nine Months Ended  Nine Months Ended
                                          October 2, 1998   September 26, 1997
                                         -----------------  ------------------
Operating Activities
   Net loss                                 $ (16,488,000)     $ (15,416,000)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization               1,410,000            761,000
    Amortization of notes receivable
    from officers                                  51,000             84,000
    Amortization of deferred compensation       1,411,000          1,695,000
    Allowance for bad debts and product returns   101,000            170,000
    Changes in operating assets and
    liabilities:
     Trade accounts receivable                   (988,000)        (1,128,000)
     Inventory                                   (234,000)          (964,000)
     Interest receivable                          650,000            (21,000)
     Prepaid expenses and other current assets   (187,000)          (499,000)
     Other assets                                 (27,000)            (7,000)
     Accounts payable                             658,000            290,000
     Accrued liabilities                         (132,000)           678,000
                                             -------------      -------------
      Net cash used in operating activities   (13,775,000)       (14,357,000)
                                             -------------      -------------
Investing Activities
   Purchases of property and equipment         (1,304,000)        (1,726,000)
   Notes receivable from officers                 (80,000)               -
   Purchase of available-for-sale securities  (46,923,000)       (50,679,000)
   Proceeds from maturities of
   available-for-sale securities               63,194,000         63,912,000
                                             -------------      -------------
      Net cash provided by investing
      activities                               14,887,000         11,507,000
                                             -------------      -------------
Financing Activities
   Proceeds from equipment note                       -            1,083,000
   Bank borrowings                                    -            1,200,000
   Repayment of equipment note                   (350,000)          (425,000)
   Repayment of bank borrowings                (1,557,000)               -
   Proceeds from issuance of common stock         276,000            614,000
                                             -------------      -------------
      Net cash provided by (used in)
      financing activiites                     (1,631,000)         2,472,000
                                             -------------      -------------
    Net decrease in cash and cash equivalents    (519,000)          (378,000)

    Cash and cash equivalents at
    beginning of period                         4,681,000          5,184,000
                                             -------------      -------------
    Cash and cash equivalents at end
    of period                                $  4,162,000       $  4,806,000
                                             =============      =============
See accompanying notes.                5

                          CARDIOTHORACIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 2, 1998
                                   (Unaudited)

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

                          CARDIOTHORACIC SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 October 2, 1998
                                   (Unaudited)

Note 3.  Available-for-Sale Securities

     The Company has classified its investments as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available -for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

  At October 2, 1998, available-for-sale securities consist of the following:

                               Amortized   Unrealized  Unrealized    Estimated
                                 Cost         Gains      Losses     Fair Value
                              -----------  ----------  -----------  ----------
Gov't agency notes and bonds  $10,767,000  $  109,000       -       $10,876,000
Corporate notes and bonds      29,098,000      91,000       -        29,189,000
                              -----------  ----------  -----------  -----------
                              $39,865,000  $  200,000       -       $40,065,000
                              ===========  ==========  ===========  ===========

At January 2, 1998, available-for-sale securities consist of the following:

                               Amortized   Unrealized  Unrealized     Estimated
                                 Cost         Gains      Losses      Fair Value
                              -----------  ----------  ----------   -----------
Gov't agency notes and bonds $10,759,000   $    8,000  $  (1,000)   $10,766,000
Corporate notes and bonds     45,377,000       12,000     (2,000)    45,387,000
                             -----------   ----------  ----------   -----------
                             $56,136,000   $   20,000  $  (3,000)   $56,153,000
                             ===========   ==========  ==========   ===========

Available-for-sale securities by contractual maturity at October 2, 1998 are shown below:

                                   Amortized          Estimated
                                     Cost             Fair Value
                                  -----------         -----------
Less than one year                $28,860,000         $28,922,000
Due in one to two years            11,005,000          11,143,000
                                  -----------         -----------
                                  $39,865,000         $40,065,000
                                  ===========         ===========

                           CARDIOTHORACIC SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 October 2, 1998
                                   (Unaudited)

Note 4.  Inventories

     Inventories, net consist of the following:

                                      October 2,               January 2,
                                        1998                      1998
                                   --------------          --------------
          Raw materials             $   329,000             $   188,000
          Work-in-process               355,000                 203,000
          Finished goods                191,000                 250,000
                                   --------------          --------------
                                    $   875,000             $   641,000
                                   ==============          ==============
Note 5.  Net Loss Per Share

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

     In May 1998, the stockholders approved an increase of 600,000 shares in the number of shares reserved for issuance under the Company's Incentive Stock Plan, bringing the total number of shares issuable under the Incentive Stock Plan to 2,800,000.

     In October 1998, the stockholders approved the adoption of the 1998 Employee Stock Purchase Plan and the reservation of 250,000 shares of common stock for sale thereunder.

                          CARDIOTHORACIC SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 October 2, 1998
                                   (Unaudited)

Note 7.  Recent Accounting Pronouncements

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 3, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income (loss) plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are ex-cluded from net income (loss). The components of comprehensive income which are excluded from net income (loss) are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

     In June 1997, the Financial Accounting Standards Board issued Statement No.131 (FASB 131) "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report finan-cial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets.
A reconciliation of segment financial information to amounts reported in the financial statements is also required. SFAS No. 131 is effective for the Company in fiscal 1998 and the impact of adoption has not been determined.

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

Overview

     The business of the Company was commenced in November 1993 as a sole proprietorship, Informed Creation. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995, the Company acquired all intellectual property assets of Informed Creation. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company began commercial sales of its products in December 1996 and has limited experience in manufacturing, marketing and selling the CTS MIDCAB System, Access MV System and the CTS
OPCAB family of products ("Company's products" or "Company's current products"). The Company has experienced operating losses since its inception, and, as of October 2, 1998, the Company had an accumulated deficit of approx-imately $55,927,000. The Company expects its operating losses to continue at least through 1999 as it expends substantial resources to continue develop-ment of the Company's products, obtain additional regulatory clearances or approvals, continue to market, sell, and manufacture its products, support its finance and administrative organizations and conduct further research and development. There can be no assurance that the Company's products will gain enough commercial acceptance that will allow the Company to generate the revenues necessary to achieve profitability.

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

     The Company's current products are designed for beating heart MICS and are expected to account for the great majority of the Company's revenues in the remainder of 1998 and 1999. The Company manufactured and sold approximately 18,700 systems in the seven quarters ended October 2, 1998, but there can be no assurance that demand for the Company's current or future products will be sufficient to allow profitable operations. Failure of the Company's current and future products to be successfully commercialized at significantly higher volumes would have a material adverse effect on the Company's business, financial condition and results of operations.

     Before the Company can market certain products under development in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company has filed or will be filing 510(k) premarket notifications or premarket approval ("PMA") applications with the FDA for clearance or approval to market current products and certain products under development. There can be no assurance that the FDA will act favorably or quickly on the Company's submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to marke its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company is in the process of performing an inventory of all soft-ware utilized by the Company and determining whether or not the software is year 2000 compliant. In late 1996 the Company acquired its manufacturing, order entry, finance and network software from third party vendors that have certified such software to be year 2000 compliant. The Company believes it has no custom software in its manufacturing or development processes which requires modification. The Company expects to complete this evaluation of software by early 1999. The Company is not anticipating finding any sig-nificant non-compliant software. If any such software is found it would most likely be replaced by commercially available software that was year 2000 compliant.

      The Company is also surveying its major suppliers to determine their year 2000 readiness. It is expected that the survey will be completed in early 1999. The Company currently has no plans to contact its customers concerning their year 2000 readiness. The Company has sold its products to over 500 hospitals and distributors worldwide and no one customer represents more than 10% of the Company's revenue.

     Virtually all of the computer hardware currently owned by the Company is year 2000 compliant and in any event will most likely be replaced before the year 2000 in the normal course of business.

     Based on a prelimanary assessment, the Company believes that there will be no material impact on the operations of the Company due to the year 2000 issue.

     The costs incurred to date to determine the impact of the year 2000 issue are immaterial and no significant future costs are anticipated.

Results of Operations

     Three and nine months ended October 2, 1998 compared to the three and nine months ended September 26, 1997.

     Net sales increased 175% to $4.4 million and 68% to $11.1 million in the three and nine months ended October 2, 1998, respectively when compared to the same periods in fiscal 1997. The increase in net sales was due primarly to a 193% and 130% increase in unit shipments of the CTS MIDCAB System and OPCAB family of products for the three and nine months ended October 2, 1998, respectively over the same periods in 1997. These increases in unit shipments were offset by a 11% and 23% drop in the average selling price per procedural unit for the three and nine months ended October 2, 1998, respectively.

     Gross profit increased to $2.5 million (57% of net sales) in the three months ended October 2, 1998 compared to $514,000 (32% of net sales) in the same period last year. For the nine months ended October 2, 1998 gross profit increased to $5.9 million (53% of net sales) compared to $2.2 million (34% of net sales) for the nine months ended September 26, 1997. The improvement in gross profit as a percent of net sales is primarily due to lower material costs per unit and higher production volumes which resulted in increased man-ufacturing efficiencies.

     Research and development expenses in the three and nine months ended October 2, 1998 were $2.7 million and $8.1 million, respectively compared to $2.8 million and $7.3 million in the three and nine months ended September 26, 1997, repectively. This increase in the year-to-date research and development expenses was due to an increase in reasearch and development staff, facility costs, increased expenditures related to the continuing development and prototyping of the instruments associated with the OPCAB family of products, Modular MIDCAB System and Ceres Saphenous Vein Harvesting System, cannulation systems and valve attachment products, offset somewhat by lower development and licensing agreement milestone payments. The Company expects that research and development expenses will continue at higher levels in 1998 when compared to 1997.

     The Company has entered into development and licensing agreements, and may enter into additional agreements in the future, that require milestone payments which are tied to certain events. The timing of these milestone payments is uncertain and could have a material impact on the operating results in the quarter and year in which they are expensed. Milestone payments totaling $60,000 and $175,000 were expensed in the three and nine months ended October 2, 1998, respectively, compared to $650,000 in the three and nine months ended September 26, 1997.

     Sales, marketing, general and administrative expenses increased to $5.2 million and $16.2 million in the three and nine months ended October 2, 1998, respectively compared to $4.5 million and $13.3 million in the same periods last year, respectively. This increase was due primarily to the addition of sales and marketing personnel, the costs associated with the support of a larger field sales organization and higher surgeon training costs. The Company expects that sales and marketing and administrative expenses will continue at higher levels in 1998 when compared to 1997.

     The Company has recorded deferred compensation of $14.6 million, less cancellations of $2.1 million, for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996 and for the deemed fair value of the Company's Common Stock for options granted to non-employees since inception. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations through 2001. Amortization of deferred compensation charged to operating expenses in the three and nine months ended October 2, 1998 totaled $452,000 and $1.4 million, respectively compared to $560,000 and $1.7 million for the same periods in 1997, respec-tively.

     Net interest income decreased to $585,000 and $1.9 million in the three and nine months ended October 2, 1998, respectively compared to $920,000 and $2.9 million in the same periods last year, respectively. This decrease was primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily from the sale of equity securities. As of October 2, 1998, the Company had raised approximately $90.9 million (net of stock issuance costs) from the sale of equity securities. As of October 2, 1998, cash, cash equivalents and avail-able-for-sale securities totaled $44.2 million. The Company's cash used in operations was $13.9 million for the nine months ended October 2, 1998, re-flecting expenditures made primarily to continue research and development and sales and marketing activities, and to support its administrative infra-structure. The Company also spent $1.3 million for the purchases of property and equipment in the nine months ended October 2, 1998.

     The Company plans to finance its operations principally from existing cash, cash equivalents and available-for-sale securities and interest thereon, and product revenues. The Company believes that its existing cash balances and available-for-sale securities and interest thereon, and product revenues will be sufficient to fund its operations through 1999. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operations in the United States and Germany and to continue to support its manufacturing capacity and facilities. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

     At October 2, 1998, the Company had approximately $43.3 million in federal and $32.9 million in state net operating loss carryforwards, which will expire in the years 2001 through 2018, if not utilized. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating loss carryforwards and research and development credits before they can be fully utilized.

Recent Accounting Pronouncements

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 3, 1998. This statement requires the disclosure of comprehensive income and its compon-ents in a full set of general-purpose financial statements. Comprehensive income is defined as net income (loss) plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income (loss). The components of comprehensive income which are excluded from net income (loss) are not significant, individually or in aggregate, and there-fore, no separate statement of comprehensive income has been presented.

     In June 1997, the Financial Accounting Standards Board issued Statement
No. 131 (FASB 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets.
A reconciliation of segment financial information to amounts reported in the financial statements is also required. SFAS No. 131 is effective for the Company in fiscal 1998 and the impact of adoption has not been determined.

     Factors Affecting Results of Operations

     Highly Competitive Market; Risk of Alternative Therapies; Risk of Reuse. The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of competitors, including Johnson & Johnson, Boston Scientific Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments, as well as CABG surgery, are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiac surgery is intense and is expected to increase. Medtronic, Inc., Genzyme Surgical Products Corp., Johnson & Johnson, Guidant Corporation, Baxter International, Inc., Heartport, Inc. and Unites States Surgical Corp. are marketing or have announced that they are developing products to be used in MICS procedures. There can be no assurance that MICS will replace any current treatments. Additionally, even if MICS is widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies, competing devices to perform the same procedure, or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MICS procedures. Furthermore, sales of the Company's products could be adversely affected by reuse, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that each of the components of the Company's products is a single-use device. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Sales, Marketing and Distribution Experience. The Company currently has a small sales and marketing organization when compared to most of its competitors. The Company sells its product in the United States and in Germany through a direct sales force. In certain other international markets, the Company sells its products through distributors. There can be no assurance that the Company will be able to build a large direct sales force or marketing organization, that maintaining a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain agreements with distributors, or that such distributors will devote adequate resources to selling the Company's products. Since the Company has entered into distribution agreements for the sale of its products in certain countries, it will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to maintain or grow an effective direct sales and marketing organization or to maintain effective distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Licenses, Patents and Proprietary Technology. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns nine issued United States patents. The Company is the licensee of a United States patent for a heart valve insertion and stapling device and a U.S. patent and two U.S. patent applications for bipolar electrosurgical scissors for use in minimally invasive cardiothoracic surgery. The Company also has an option for a U.S. patent application covering methods for vessel harvesting. The Company has forty-seven pending U.S. patent applications and various foreign patent applications pending. There can be no assurance that any issued patents or any patents which may be issued as a result of the Company's licensed patent applications or pending Unites States and foreign patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or designed around in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its pro-ducts either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of
others.   Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determiniation in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company as described in "Potential Litigation" below, could subject the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Costs associated with settlements, licensing and similar arrangements, may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Congress enacted ligislation, which became effective October 1, 1996, that places certain restrictions on the ability of medical device manufacturers to enforce certain patent claims, relating to surgical and medical methods, against medical practitioners. Such limitations on the enforceability of patent claims, relating to medical and surgical methods, against medical practitioners could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures against medical practitioners.

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

     Continuing Government Regulation. Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. FDA enforcement policy strictly pro-hibits the marketing of FDA cleared or approved medical devices for unapproved uses. In addition, the Company's manufacturing processes will be required to comply with the Good Manufacturing Practices ("GMP") regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased signi-ficantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, will be subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. The Company has received its ISO 9001 certification and obtained its California Device Manufacturing license. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, re-fusal of the government of clearances or approvals and criminal prosecution, which could have a material effect on the Company's business, financial condition and results of operations.

     Potential Litigation, Heartport, Inc. (formerly Stanford Surgical Technologies, Inc.), the former employer of the Company's founder and Chief Technical Officer, Charles S. Taylor, has alleged in certain correspondence in late 1995 and again in September 1997 that Mr. Taylor and the Company may have misappropriated trade secrets of the former employer and breached confidentiality obligations to the former employer. The former employer has also claimed in such correspondence an ownership interest in certain developments and products of the Company. The Company has agreed to provide for the defense of Mr. Taylor in the event that litigation is commenced. Liti-gation is subject to inherent uncertainties, expecially in cases where complex technical issues are decided by a lay jury. Accordingly, no assurance can be given that if a lawsuit is commenced it would not be decided against the Company. Such an adverse determination could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Potential Component Shortages; Dependence on Sole Sources of Supply. The Company contracts with third parties for the manufacture of certain components or the performance of certain processes involved in the manufacturing cycle. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is qualified. Many of the Company's components are molded parts that require custom tooling which is manufactured and maintained by third party vendors. Should such custom tooling be damaged it could result in a supply interruption that could have a material adverse effect on the Company's ability to manu-facture its products until a new tool is manufactured. Also, the Company's new product development efforts and the timeliness of new product launches could be significantly affected by the tooling vendor's ability to meet completion and quality commitments on the manufacture of custom tooling. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

     Limited Manufacturing Experience; Scale-up Risk. The Company has no ex-perience manufacturing its products in the volumes that would be necessary for the Company to achieve profitable operations. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintian its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty Relating to Third-Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally, Medicare, Medicaid, and private health insurance plans, to re-imburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have receive FDA approval, has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes, if any, may be made in the reimbursement methods util-ized by third-party health care payors. The Company could be adversely affected by change in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the pro-cedures in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from health care payors for the procedures in which the Company's products are intened to be used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

     Market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both govern-ment sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the internationl markets in which such approvals are sought.

     Product Liability Risk; Limited Insurance Coverage. The development, manufacture and sale of medical products entail significant risk of product liability claims and product recalls. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability insurance coverage as product sales increase. Product liability insurance coverage is expensive and in the future may not be available to the Company on acceptable terms, if at all. A success-ful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a product recall, could have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities and Use of Proceeds

     The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through October 2, 1998.

       Use of Proceeds                                           Amount
       ---------------                                         ----------
       Construction of plant, building and facilities          $     0
       Purchase and installation of machinery and equipment     6,064,000
       Purchase of real estate                                      0
       Acquisition of other businesses                              0
       Repayment of indebtedness                                    0
       Working capital                                          3,642,000
       Cost of operations                                      31,739,000

       Temporary Investment
       ---------------------
       Cash                                                     2,622,000
       Commercial paper, notes and bonds                      $40,065,000

All amounts above represent estimates of direct or indirect payments to third parties.

The amounts below were paid directly to officers of the Company.

        Use of Proceeds                                          Amount
       -----------------                                       ----------
       Loans to officers                                      $   799,000

     Item 3.  Defaults upon Senior Securites

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

              None

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K.

          a)  Exhibits

              Exhibit
                No.           Description
             ---------        ------------------------------------
              27.1            Financial Data Schedule

          b)  Reports on Form 8-K

              None

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1998                 CARDIOTHORACIC SYSTEMS, INC.


                                         /S/  Richard M. Ferrari
                                         ----------------------------------
                                         Richard M. Ferrari
                                         President and Chief Executive Officer

                                         /S/  Steve Van Dick
                                         ----------------------------------
                                         Vice President, Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)