Form 10-K
period 1999-01-01
CARDIOTHORACIC SYSTEMS INC
filed 1999-03-30
CIK 1009677

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-K

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934.
     For the fiscal year ended January 1, 1999 or

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934.
     For the transition period from _______________to __________.

                               Commission File Number
                                      0-27880

                            CardioThoracic Systems, Inc.
                            ----------------------------
               (Exact Name of Registrant as Specified in Its Charter)

                Delaware                        94-3228757
                --------                        ----------
     (State or Other Jurisdiction of         (I.R.S. Employer
     Incorporation or Organization)          Identification No.)

        10600 N. Tantau Ave., Cupertino, CA                    95014-0739
      ---------------------------------------                  ----------
      (Address of Principal Executive Offices)                  (Zip Code)

     Registrant's telephone, including area code: (408) 342-1700
     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.001 par value
                           ------------------------------
                          Preferred Share Purchase Rights
                           ------------------------------
                                  (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes     X     No
                                          ------     ------

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

The aggregate value of voting stock held by nonaffiliates of the Registrant was approximately $74,368,000 as of March 15, 1999 based upon the closing price of the Registrant's common stock reported for such date on the Nasdaq National Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 1999, the Registrant had outstanding 14,321,933 shares of the Common Stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Annual Report to stockholders for Registrant's 1998 fiscal year, filed as an exhibit hereto, are incorporated by reference into Parts II and IV hereof; and parts of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, to be filed with the Commission on or before 120 days after the end of the 1998 fiscal year, are incorporated by reference into Part III hereof.

                                       PART I
ITEM 1.  BUSINESS

OVERVIEW

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth in this section and in the section entitled "Other Risk Factors".

     CardioThoracic Systems, Inc. ("CTS" or the "Company") develops, manufactures, and markets proprietary, disposable instruments and systems for performing minimally invasive cardiac surgery ("MICS"). The Company's current products are designed to enable the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored training, to perform MICS on a beating heart. The OPCAB-TM- (Off Pump Coronary Artery Bypass) and MIDCAB-TM- (Minimally Invasive Direct Coronary Artery Bypass) procedures eliminate the need for a heart-lung machine, and recent studies indicate that the MICS procedures reduce the trauma, procedural costs and post-surgical complications associated with conventional coronary artery bypass graft ("CABG") surgery while providing long-term procedural success rates comparable to CABG surgery.

     The main components of the CTS OPCAB-TM- Procedure and MIDCAB-TM-Procedure family of products include the Access Platform, which is designed to maximize access to the chest cavity through a mid-line or mini-thoracotomy incision, the Stabilizer, which is designed to isolate and minimize the motion of the diseased artery and the CTS-Registered Trademark- Access MP-TM-Lift, which is designed to offset the ribs to provide a window into the chest cavity so the surgeon can harvest the internal mammary artery (IMA) through a mini-thoracotomy. In 1998 the Company also introduced the CTS-Registered Trademark- FloCoil Shunt which is inserted into the coronary artery to create a near bloodless field and to provide myocardial protection during off-pump beating heart CABG.

BACKGROUND

     Heart disease is the leading cause of death in America, with the American Heart Association reporting in the 1999 Heart and Stroke Statistical Update that an estimated 13.9 million Americans have a history of coronary artery or other heart disease. The report went on to project that in 1999 an estimated 1.1 million Americans will have a new or recurrent coronary attack, of whom about one third will die. Each year, approximately 1.4 million patients undergo a revascularization procedure to treat coronary artery disease. Coronary artery disease (atherosclerosis) is caused by cholesterol and other fatty materials becoming deposited on the walls of blood vessels, which form a build-up known as plaque. The heart needs a constant supply of oxygen and nutrients, which are carried by the blood in the coronary arteries. The accumulation of plaque narrows the interior of the blood vessels, thereby reducing blood flow to the heart muscle (the myocardium). When blood flow to the heart muscle becomes insufficient, an injury occurs, which may result in a heart attack (myocardial infarction) and often death.

     The heart has three main branches of coronary arteries: the left anterior descending artery ("LAD"), which descends from the left across the heart; the right coronary artery ("RCA"), which extends from the right of the heart around to the back of the heart; and the left circumflex artery, which extends from the left of the heart around to the back of the heart. The LAD is the primary blood supply to the heart and supplies blood to a large amount of the myocardium. Studies indicate that restoring blood flow to the LAD is the single most important determinant of long-term, event-free survival. Traditional treatments for coronary artery disease include drug therapy, coronary artery bypass graft ("CABG") surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. CABG bypass surgery is highly invasive and traumatic to the patient, but is considered the most effective and long-lasting treatment for severe coronary artery disease. While catheter-based treatments are less invasive, the procedures are limited by high rates of restenosis, a renarrowing of the treated coronary artery, which generally requires reintervention. Catheter-based treatments have been increasingly adopted because they are a less invasive treatment alternative. There are approximately 1.0 million catheter-based procedures performed annually worldwide. Notwithstanding the introduction of less invasive catheter-based treatments, the Company believes that the number of patients treated by CABG surgery has continued to grow each year and that more than 650,000 CABG procedures are performed annually worldwide. The Company believes that many of the patients currently undergoing CABG surgery or catheter-based treatments are candidates for the MIDCAB or OPCAB procedure.

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

     The CABG procedure involves sawing the patient's sternum or breast bone in half, creating a twelve inch incision (sternotomy) for the purpose of exposing the patient's heart. The two halves are spread approximately six inches apart with a steel sternal retractor, and the heart is exposed. Cannulae (plastic tubes) are inserted into the aorta and right atrium of the heart, a clamp is placed on the aorta to stop blood flow, and the heart is connected to a heart-lung machine (going "on pump") to be slowly cooled and eventually stopped before the grafting can occur. The heart-lung machine is a series of interconnected specialty medical devices that together function as the patient's heart and lungs by temporarily circulating and oxygenating blood while the patient's own heart and lungs are rendered inactive. The patient's blood is circulated through plastic tubes to reservoirs in the heart-lung machine where carbon dioxide is removed, oxygen is replaced, and temperature is controlled. The patient's circulation is maintained on the external equipment throughout much of the CABG procedure, which averages three to six hours, depending on the patient's condition and number of grafts that must be created. Often patients undergo multiple vessel procedures, which may involve harvesting a saphenous vein from the leg and bypassing several blockages to achieve revascularization. When a saphenous vein is used as a graft, typically a continuous incision is made from the ankle to the thigh of a patient's leg, the saphenous vein is dissected and removed, and the wound is sutured closed. A study involving over 1,000 patients indicates that the open harvesting of the saphenous vein (saphenectomy) results in wound healing impairment in approximately 24% of patients. As an alternative to bypassing the blockage with a saphenous vein graft, an internal mammary artery ("IMA") can be grafted directly on the coronary artery, bypassing the blocked section. At the conclusion of the CABG procedure, cannulae and the heart-lung machine are removed, the sternal halves are tied together with steel wire, and the skin is closed with suture material.

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

     While every effort is made to minimize potential adverse effects from a procedure as traumatic as CABG surgery, published studies have shown that approximately 68% of all CABG surgeries have some complications. Some of the most severe complications can be attributed to the heart-lung machine, including strokes, multiple organ dysfunction, inflammatory complications, respiratory failure and post-operative internal bleeding complications. It is estimated that stroke, which can have devastating functional consequences, occurs in approximately 5% to 8% of all CABG procedures. Another common complication of the use of the heart-lung machine is cognitive dysfunction, with patients experiencing significant loss of memory, attention span, verbal fluency, and psychomotor speed, even as long as six months after CABG surgery, regardless of attempts to mitigate or decrease the heart-lung machine time and trauma.

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

     CATHETER-BASED THERAPIES

     Catheter-based therapies, such as balloon angioplasty, atherectomy and coronary stenting, have become increasingly popular and effective over the last ten years. Balloon angioplasty is a procedure in which a balloon-tipped intravascular catheter is inserted into the femoral artery through a small incision in the upper thigh, is guided to the lesion (site of plaque) and is inflated and deflated several times to reshape the plaque and increase blood flow. Additional interventional devices for coronary artery disease include atherectomy devices (devices that cut or ablate and remove plaque from the arterial wall), laser catheter devices (devices that use laser energy to reduce plaque in arteries) and coronary stents (expandable metal frames that are positioned within the diseased area in the coronary artery to maintain the vessel opening). These treatments occur in a catheterization laboratory and are performed on a beating heart so they do not require a heart-lung machine. As a result, the length of stay and recuperation period are substantially less than those required with conventional CABG. Currently, a common form of catheter-based treatment involves the use of balloon angioplasty followed by the placement of a coronary stent in the diseased artery. As a result of these minimally invasive approaches, patients are typically discharged within 24 to 48 hours and can return to a normal lifestyle within several days.

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

     ELIMINATES HEART-LUNG MACHINE (OFF PUMP). Surgery is performed on the beating heart, eliminating the need for a heart-lung machine. The heart-lung machine is a major contributing factor to the post-operative complications of CABG, which include stroke, bleeding and respiratory complications.

     MINIMALLY INVASIVE. Access to the heart is provided through a small incision called a mini-thoracotomy, eliminating the need for a sternotomy, in which a twelve inch incision is made by sawing through the sternum or breastbone and spreading the ribcage apart to expose the heart. The healing of the sternum adds to the recovery time for a CABG procedure, even in procedures without complications.

     PROVIDES DIRECT ACCESS. Placement of the mini-thoracotomy provides access to the heart and the internal mammary arteries, permitting grafts to be performed under the surgeon's direct vision without the need for endoscopic equipment.

     REDUCES COSTS. Studies indicate that fewer complications result in shorter hospital stays (approximately two to three days), less recuperation time (approximately two weeks) and reduced patient trauma relative to CABG surgery. The Company believes that the MIDCAB procedure represents a significant advancement in the delivery of coronary revascularization and provides patients, payors and providers with a cost-effective alternative to existing interventional procedures.

     In the CTS MIDCAB procedure, the patient is placed under general anesthesia and a mini-thoracotomy is made just below the patient's breast, between the ribs. The procedure takes advantage of the fact that the heart and the LAD artery are located directly under the incision. The Access MP-TM-Lift is inserted into the mini-thoracotomy and expanded to create an opening and offset the ribs. Under direct vision, without the need for endoscopic equipment, the surgeon then dissects the IMA from the chest wall. The IMA branches are gently exposed and are then clipped and cauterized. After the IMA is harvested to a satisfactory length the Access MP-TM- Lift is removed and the Access Platform is inserted into the chest opening. A small incision is then made in the pericardium (a fibrous, fluid filled sac that holds the heart in place in the chest cavity) and the LAD artery is exposed. The CTS MIDCAB procedure requires only a small pericardial incision, which allows the pericardium to continue to provide some support to the heart. The surgeon positions the Stabilizer at the grafting site isolating it and rendering it motionless. A small incision is made in the LAD artery at the site of the grafting, and the IMA artery is grafted, under the surgeon's direct vision, onto the beating heart. After the grafting is finished, the chest is sewn shut and the procedure is complete.

     Despite the potential benefits of the MIDCAB procedure for the treatment of coronary heart disease, it is regularly performed by only a limited number of cardiothoracic surgeons. The Company believes that many cardiothoracic surgeons have been reluctant to attempt or have stopped performing the MIDCAB procedure because of, among other things, the difficulties of performing surgery on the beating heart including harvesting the IMA and in most cases its limitation to the LAD artery or branches off the LAD. Of the MIDCAB procedures performed to date, virtually all have been performed on the LAD or branches off the LAD. During 1998 the Company believes that approximately 17 percent of the units shipped by the Company were used in a MIDCAB procedure.

THE OPCAB PROCEDURE

     A procedure known as Off Pump Coronary Artery Bypass ("OPCAB") has been developed that offers the same benefits of MIDCAB except that it is done through a mid-line incision (mini-sternotomy or sternotomy). This procedure provides surgeons the ability to do multi-vessel bypass procedures on a beating heart since it allows greater visualization of the heart and more freedom in lifting and rotating the heart. During 1998 the Company believes that approximately 83 percent of the units shipped by the Company were used in an OPCAB procedure.

     Despite the potential benefits of the OPCAB procedure for the treatment of coronary heart disease, it is currently performed by a limited number of cardiothoracic surgeons. The Company believes that some cardiothoracic surgeons maybe reluctant to attempt the OPCAB procedure because of, among other things, the difficulties of performing surgery on the beating heart and the difficulties of positioning the heart to bypass certain arteries. The Company is unable to predict how quickly, if at all, the OPCAB procedure will be adopted by the medical community or, if it is adopted, the number of OPCAB procedures that will be performed.

     Although the Company believes that the CTS OPCAB and MIDCAB procedures have significant advantages over competing procedures, broad-based clinical adoption of the procedures will not occur until physicians determine that the procedures are an attractive alternative to current treatments for coronary artery disease. The Company believes that physician endorsements are essential for clinical adoption of these procedures, and there can be no assurance that physicians currently endorsing off-pump CABG will continue to do so. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform CABG on a beating heart, and the willingness of such surgeons to perform such a procedure. Patient acceptance of the procedures will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedures and rate and severity of complications associated with the procedures as compared to other treatments. Even if the clinical efficacy of the OPCAB and MIDCAB procedures are established, physicians may elect not to recommend the procedures unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the OPCAB and MIDCAB procedures as compared to other currently available treatments. There can be no assurance that the OPCAB or MIDCAB procedures will gain significant clinical adoption. Failure of the OPCAB and MIDCAB procedures to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

CTS PRODUCTS

     The majority of the Company's products are disposable surgical instruments designed to facilitate the OPCAB and MIDCAB procedures. The Company has seen the adoption of the off-pump beating heart CABG grow as it continues to develop products that enable the majority of cardiothoracic surgeons, using their existing skills coupled with Company sponsored
training, to perform the OPCAB and MIDCAB     procedures.  The Company's
current and future products can be placed into one of four groups: beating heart products, stopped heart products, harvesting products and ancillary products.

     Beating Heart Products - OPCAB Procedures

     In April and June of 1998 the Company shipped its first products specifically designed for the OPCAB procedure. The OPCAB Access Systems (Access MV2-TM- was first shipped in April 1998 and Access Plus-TM- was first shipped in June 1998) enable off-pump beating heart CABG procedures utilizing a conventional mid-sternal approach.

     These systems are made up of an access platform, stabilizer and internal mammary artery ("IMA") clip. The access platform is designed to maximize access to the chest cavity through a mid-line incision, providing a full one-inch wider opening of the sternum than the previous CTS product. The stabilizer incorporates an articulating foot that is attached by a mounting system to the access platform. The stabilizer is designed to apply slight pressure to the myocardium and thereby isolate the diseased artery, minimize the motion of the beating heart and permit the surgeon to complete the graft.
 The IMA clip is designed to hold the IMA while the surgeon is sewing the graft. The Access Plus differs from the Access MV2 in that it has an additional two places to mount the stabilizer, increasing the surgeon's flexibility to access the target arteries without repositioning the access platform.

     In January 1999 the Company started shipping the CTS-Registered Trademark- Access Ultima-TM- System, its next generation OPCAB procedure system. The access platform provides a rail system for mounting the stabilizer, pericardial suture holders and a multi-use drive mechanism. The stabilizer mounting system was enhanced to provide a greater range of motion for the stabilizer. This system further improves the surgeon's flexibility to access the target arteries.

     Beating Heart Products - MIDCAB Procedures

     The CTS-Registered Trademark- Access MV-TM- Stabilizer Set and the CTS-Registered Trademark- Access MP-TM- Lift make up a system designed to provide the necessary access to the chest cavity through a mini-thoracotomy, simplify the harvesting of the internal mammary artery, and optimize the conditions necessary for a quality graft to be performed on a beating heart. In addition to the access platform and stabilizer, this system also provides a unique spreading device that offsets the ribs to provide a window into the chest cavity so the surgeon can harvest the IMA without using an endoscope.

     Stopped Heart Products

     During the second quarter of 1999 the Company expects to start shipping the CTS-Registered Trademark- Aurora-TM- MultiTrac System. The system is designed to optimize the working space and organization of a less invasive valve surgery. The system includes an access platform with suture holders and a multi-use drive mechanism and an integrated tissue retractor and valve retainer.

     During 1999, upon receiving Federal Drug Administration ("FDA") clearance, the Company expects to start shipping the CTS-Registered Trademark- Voyager-TM-Quad Cannula. This device is designed to offer a less traumatic way of eliminating blood flow to the heart during less invasive valve surgery and conventional CABG surgery. Through a single incision into the aorta this device provides arterial perfusion, intra-aortic occlusion, antegrade cardioplegia delivery and aortic venting.

     Harvesting Products

     In the third and fourth quarters of 1998 the Company had a limited launch of the CTS-Registered Trademark- Ceres-TM- SV System. The system is designed to minimize patient trauma by endoscopic harvesting of the saphenous vein from just a few small incisions. The Company is not currently shipping this product and with the experienced gained from this limited launch, CTS plans to develop its second-generation saphenous vein harvesting system.

     Ancillary Products

     In the first quarter of 1998, the Company commenced shipments of the CTS-Registered Trademark- FloCoil-TM- Shunt. The FloCoil is inserted into the coronary artery to provide myocardial protection and create a near bloodless field during the suturing of the coronary anastomosis.

     In the fourth quarter of 1998, the Company commenced shipments of Cardioflon-Registered Trademark- and Cardionyl-Registered Trademark- sutures under a distribution agreement with Peters Laboratories, a corporation of France. These sutures have been designed for use in various cardiac surgery procedures.

     In February of 1999, the Company commenced shipments of the CTS-Registered Trademark- Aries-TM- CO2 Blower/Mister. The Aries provides controlled delivery of CO2 and saline to improve visibility during the anastomosis by keeping blood away from the anastomotic site.

     In February of 1999, the Company commenced shipments of the CTS-Registered Trademark- Coronary FloMeter System under a distribution agreement with Transonic Systems, Inc. The CTS Coronary FloMeter System allows the surgeon to confirm acute graft patency and is made up of a FloMeter and FloProbes. The FloMeter contains the electronics, printer and LED display showing blood flow measurement in millimeters per minute and provides a hard copy record of real time diastolic flow pattern. The FloProbe is placed on the artery and using ultrasound technology captures the information necessary for the FloMeter to determine and display the blood flow rate of the artery being measured.

     During the second quarter of 1999, the Company expects to start shipping CTS-Registered Trademark- OPCAB-TM- Procedure Kits. These kits package together essential accessories and devices for off-pump beating heart bypass surgery. Included in the kits are an aortic punch, silastic tape, soft jaw bulldog clamp, CTS Aries Blower/Mister and optional CTS FloCoil Shunts.

SALES, MARKETING AND DISTRIBUTION

     The Company markets its products principally to cardiac surgeons. The Company's marketing strategy is to generate broad based market acceptance of the OPCAB procedure, the MIDCAB procedure and other less invasive cardiac surgery procedures by sponsoring educational programs and surgeon training programs, and by cultivating relationships with opinion leaders in cardiac surgery. The Company has established a Medical Advisory Board comprised of cardiothoracic surgery opinion leaders, prominent surgeons and leading interventional cardiologists. Some of the members of the Medical Advisory Board as well as other key off-pump surgeons participate in Company-sponsored educational and training sessions, thereby encouraging acceptance of the OPCAB and MIDCAB procedures among cardiothoracic surgeons and the integration of beating heart CABG into their hospital and surgical practices.

     The Company currently has a direct sales force of twenty-one people in the United States which are supported by three clinical sales associates. For most of 1998 the Company had CardioThoracic Systems, GmBH, a wholly owned subsidiary, in Dusseldorf Germany which supported a direct sales and marketing organization for Germany. In accordance with a restructuring plan, during the fourth quarter of 1998 the Company closed its Germany subsidiary. In the first quarter of 1999, CTS entered into a distribution agreement with a distributor in Germany. In other international markets, the Company sells its products through distributors.

     The Company has a small sales and marketing organization when compared to most of its competitors. There can be no assurance that the Company will be able to build a larger direct sales force or marketing organization, that maintaining a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain agreements with distributors, or that such distributors will devote adequate resources to selling the Company's products. Since the Company has entered into distribution agreements for the sale of its products in certain countries, it will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to maintain or grow an effective direct sales and marketing organization or to maintain effective distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER TRAINING

     The Company believes that its CORriculum-SM- training and education program plays a important role in the adoption of the OPCAB and MIDCAB procedures. Through the CORriculum Institute of Education, CTS partners with some of the country's top opinion leaders to train surgeons and their staff members on the latest techniques in minimally invasive cardiac surgery. The CORriculum continuum utilizes a multi-step process aimed at driving adoption.
 This process begins with a sales inservicing call, and is followed by a series of group and one-on-one training courses that combine lectures and live cases. During 1998, nearly 1,300 surgical personnel were trained through the Company's programs.

RESEARCH AND DEVELOPMENT

     The Company directs its research efforts toward development of proprietary surgical instruments and systems for cardiothoracic minimally invasive procedures, including off-pump beating heart coronary artery bypass, saphenous vein and other arterial conduit harvesting and on-pump less invasive valve surgery and coronary procedures. Some of the products under development will require regulatory clearance or approval prior to commercialization. As of January 1, 1999, the Company's research and development staff consisted of 45 full-time engineers, technicians, machinists and managers who have substantial experience in the development of medical devices, including expertise in the application of mechanical and electrical design principles to devices for cardiovascular applications. Research and development expenses for the years ended January 1, 1999, January 2, 1998 and December 31, 1996 were $11.5 million, $10.8 million and $11.5 million, respectively.

MANUFACTURING

     To date, the Company's manufacturing activities have consisted of assembling CTS' various products. The Company purchases most of the components for its products from various independent suppliers that are either standard components or are built or molded to the Company's proprietary specifications. In addition, the Company contracts with third parties for the performance of certain processes involved in the manufacturing cycle, such as finished product sterilization. Some of these components and processes may only be available from single-source vendors. Any prolonged supply interruption or yield problems experienced by the Company due to a single-source vendor could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is qualified. Many of the Company's components are molded parts that require custom tooling which is manufactured and maintained by third party vendors. Should such custom tooling be damaged it could result in a supply interruption that could have a material adverse effect on the Company's ability to manufacture its products until a new tool is manufactured. Also, the Company's new product development efforts and the timeliness of new product launches could be significantly affected by tooling vendors ability to meet completion and quality commitments on the manufacture of custom tooling. As the Company increases production, it may from time to time experience lower than anticipated yields or production constraints, resulting in delayed product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company's manufacturing facilities are subject to the FDA's Quality System Regulations ("QSR"), (formerly referred to as Good Manufacturing Practices, GMPs) international quality standards (ISO 9001) and other regulatory requirements. The Company has received ISO 9001 certification, has obtained its California Device Manufacturing license and has successfully undergone a facility inspection by the FDA. Difficulties encountered by the Company in maintaining its facilities in accordance with QSR regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has no experience manufacturing its products in the volumes that would be necessary for the Company to achieve profitable operations. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns eleven issued United States patents, including one which contains claims that cover certain aspects of the Company's FloCoil-TM-Shunt. Additionally, the Company has fifty-three United States patent applications and various foreign patent applications pending. The Company is the licensee of a United States patent and several related pending applications for a heart valve insertion and stapling device, and a United States patent application for bipolar electrosurgical scissors. Additionally, the Company has acquired exclusive rights to a United States patent covering methods of minimally invasive harvesting.

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

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceeding to which the Company becomes a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Costs associated with settlements, licensing and similar arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

     The Company believes that the principal competitive factors in the market for treatment of cardiovascular disease are safety, efficacy, ease of use, reliability and cost effectiveness. The Company believes that the OPCAB and MIDCAB procedures performed with the Company's products will be substantially less costly than highly-invasive, traditional surgical procedures and may ultimately replace these procedures in some applications. The Company believes that its products will enable surgeons to perform coronary bypass surgery less invasively, in a shorter period of time and with reduced patient trauma, resulting in reduced recuperation time in the ICU, shorter hospital stays and faster recovery, as well as lower complication rates. As a result, the Company believes that its products will compete favorably with respect to each of these factors, although no assurance can be given that it will compete favorably.

     The medical device industry and the market for treatment of cardiovascular disease, in particular, are characterized by rapidly evolving technology and intense competition. A number of companies, including Johnson & Johnson, Boston Scientific Corporation, Guidant Corporation and Medtronic, Inc., are currently marketing stents, catheters, lasers, drugs and other less invasive means of treating cardiovascular disease. Many of these less invasive treatments, as well as CABG surgery, are widely accepted in the medical community and have a long history of safe and effective use. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in and resources devoted to research and development, manufacturing and marketing and obtaining regulatory clearances or approvals. Furthermore, competition in the emerging market for minimally invasive cardiac surgery is intense and is expected to increase. Medtronic, Inc., Genzyme Surgical Products Corp., Johnson & Johnson, Guidant Corporation, Baxter International, Inc., Heartport, Inc. and United States Surgical Corp. are marketing or have announced that they are developing products to be used in MICS procedures. There can be no assurance that MICS procedures will replace any current treatments. Additionally, even if MICS procedures are widely adopted, there can be no assurance that the Company's competitors will not succeed in developing or marketing alternative procedures and technologies, competing devices to perform the same procedures, or therapeutic drugs that are more effective than the Company's products or that render the Company's products or technologies obsolete or not competitive. In addition, there can be no assurance that existing products for other surgical uses will not be used in MICS procedures. Furthermore, sales of the Company's products could be adversely affected by reuse, notwithstanding the instructions in the Company's clinical protocols and product labeling indicating that certain components of the Company's products are single-use devices. Such competition or reuse could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In the United States, medical devices are classified into three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSRs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

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

     Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to six months from the date of submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

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

     Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable QSR requirements.

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

     Any products manufactured or distributed by the Company pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with QSR regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has recently finalized changes to the QSR regulations, which will likely increase the cost of complying with QSR requirements.

     Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     Exports of products that have market clearance from the FDA do not require export approval. However, some foreign countries require manufacturers to provide an FDA certificate for products for export ("CPE") which requires the device manufacturer to certify to the FDA that the product has been granted premarket clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSRs at the time of the last QSR inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.

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

     The European Union has promulgated rules that require that medical products receive the right to affix the CE mark prior to their sale. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to maintain the right to affix the CE mark to its current and future products, the Company must maintain processes that meet ISO 9000 quality standards and have each individual product comply with the Medical Devices Directive 93/42/EEC. In January 1997 the Company received ISO 9001 certification and CE Mark approval for the first generation MIDCAB products. Subsequent products must conform to the Medical Devices Directive in order to affix the CE mark.

     The CTS Access Ultima System, CTS Access MV Stabilizer Set, CTS Access MP Lift, CTS Aurora MultiTrac System and CTS Ceres SV System are Class I devices which do not require marketing clearance from the FDA. The Company also has the right to affix the CE Mark to these products. The CTS FloCoil Shunt, CTS Bipolar Scissors and CTS Aries CO2 Blower/Mister received FDA marketing clearance through the 510(k) process. The Company has also met the necessary requirements to affix the CE Mark to these products. The manufacturers of the CTS Coronary FloMeter System, CTS Coronary FloProbes, Cardioflon Sutures, Cardionyl Sutures and other products in the CTS OPCAB Procedure Kits have received FDA marketing clearance through the 510(k) process. The Company is currently in the process of obtaining 510(k) clearance for the CTS Voyager Quad Cannula. There can be no assurance that the Company will obtain 510(k) clearance to market the CTS Voyager Quad Cannula.

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

     Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. In addition, the Company's manufacturing processes are required to comply with the QSR regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of QSRs has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, will be subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. The Company has received ISO 9001 certification, has obtained its California Device Manufacturing license and has successfully undergone a facility inspection by the FDA. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for cardiovascular surgery, including CABG surgery, using devices that have received FDA approval, has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes, if any, may be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in reimbursement policies of government or private health care payors, particularly to the extent any such changes affect reimbursement for the procedures in which the Company's products are intended to be used. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from health care payors for the procedures in which the Company's products are intended to be used or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product recalls. The Company's current product liability insurance coverage limits are $5,000,000 per occurrence and $5,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability insurance coverage as product sales increase. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a product recall, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of January 1, 1999, the Company had 147 full-time employees. Forty-five persons are engaged in research and development and regulatory affairs activities, fifty-five persons are engaged in sales and marketing activities, thirty-four persons are engaged in manufacturing and quality assurance and thirteen persons are engaged in finance and administration. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

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

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company began commercial sales of its products in December 1996 and has limited experience in manufacturing, marketing and selling its products. The Company has experienced operating losses since its inception, and, as of January 1, 1999, the Company had an accumulated deficit of approximately $62.0 million. The development and commercialization of the Company's products will continue to require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1999 as it expends substantial resources to continue development of its products, obtain additional regulatory clearances or approvals, continue to market, sell and manufacture its products, support its finance and administrative organizations and conduct further research and development. There can be no assurance that the Company's products will gain enough commercial acceptance to allow the Company to generate the revenues necessary to achieve profitability.

     UNCERTAINTY OF CLINICAL ADOPTION OF MICS PROCEDURES. Most of the Company's current products are designed to enable the majority of cardiothoracic surgeons to perform minimally invasive cardiac surgery ("MICS") on a beating heart. Accordingly, the Company's success is dependent upon acceptance of this procedure by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. The Company is unable to predict how quickly, if at all, MICS will be adopted by the medical community or, if it is adopted, the number of MICS procedures that will be performed. The medical conditions that can be treated with MICS can also be treated with widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Although the Company believes that MICS has significant advantages over competing procedures, broad-based clinical adoption of MICS will not occur until physicians determine that the approach is an attractive alternative to current treatments for coronary artery disease. The Company believes that continued physician endorsements will be essential for clinical adoption of MICS, and there can be no assurance that such endorsements will be continued. Clinical adoption will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons to perform MICS, and the willingness of such surgeons to perform MICS procedures. Patient acceptance of MICS will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with MICS as compared to other treatments. Even if the clinical efficacy of MICS is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance may require evidence of the cost effectiveness of the MICS as compared to other currently available treatments. For all of these reasons, there can be no assurance that MICS will gain clinical adoption. Failure of MICS to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

     Most of the Company's current products are designed for beating heart MICS and are expected to account for the great majority of the Company's revenues in 1999. The Company manufactured and sold approximately 23,700 beating heart MICS systems in the two years ended January 1, 1999, but there can be no assurance that demand for the Company's current or future products will be sufficient to allow profitable operations. Failure of the Company's current and future products to be successfully commercialized at significantly higher volumes would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     POSSIBLE FUTURE CAPITAL REQUIREMENTS. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operation in the United States and to continue to support its manufacturing capacity and facilities. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

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

     SIGNIFICANT RESTRICTIONS ON CHANGE OF CONTROL. The Company has adopted a number of anti-takeover measures. The Company has adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors. In addition, the Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock. Such shares of Preferred Stock may be issued by the Company without stockholder approval upon such terms as the Company's Board of Directors may determine. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the voting and other rights of, the holders of Common Stock. At present, the Company has no plans to issue any of the Preferred Stock.

     The Company's Certificate of Incorporation and Bylaws provide for the division of the Board of Directors into three classes of directors serving staggered three-year terms. In addition, the Certificate of Incorporation requires that any action required or permitted to be taken by the stockholders must be taken at a meeting and may not be taken by written consent in lieu of a meeting. The Bylaws provide that special meetings of the stockholders may be called only by the board of directors, the chairman of the board or the president of the Company, and not by the stockholders. Advanced notice must be given by stockholders of any stockholder proposal or director nomination or other business to be brought by stockholders at stockholders' meetings.

ITEM 2.  PROPERTIES

     The Company currently leases a 23,500 and a 4,125 square foot facility in Cupertino, California. The facilities include an environmentally controlled, Class 10,000 clean room for assembly together with laboratory, machine shop, warehouse and office space. The leases expire on June 1, 2001. The Company expects to enter into a sublease for approximately 17,000 square foot of office and warehouse space in the second quarter of 1999. The Company estimates that this additional space will be sufficient for the Company's growth in 1999. The Company is currently evaluating its requirements for 2000 and beyond.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  A special meeting of stockholders was held on October 29, 1998.

          (b) The matter voted upon at the meeting and results of the voting with respect to that matter are as follows:

               (1) Approve the adoption of the 1998 Employee Stock Purchase Plan including the reservation of 250,000 shares of Common Stock for sale thereunder and an annual increase in the number of shares of Common Stock reserved for sale thereunder by the lesser of 250,000 or 1.5% of the outstanding shares of Common Stock.

                    For  7,385,692     Against  755,724     Abstain  32,655
                         ---------              -------              ------

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The information required by this item is incorporated by reference to the portion of the Registrant's 1998 annual report to stockholders entitled "Market Price of Common Stock and Dividend Information" and included in
Exhibit 13.1 to this report.

     The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through January 1, 1999.

          Use of Proceeds                                            Amount
          ---------------                                            ------
          Construction of plant, building and facilities          $     0
          Purchase and installation of machinery and equipment      6,416,000
          Purchase of real estate                                       0
          Acquisition of other businesses                               0
          Repayment of indebtedness                                     0
          Working capital                                           4,242,000
          Cost of operations                                       34,776,000

          Temporary Investment
          --------------------
          Cash                                                        240,000
          Commercial paper, notes and bonds                       $38,602,000

All amounts above represent estimates of direct or indirect payments to third parties.

The amounts below were paid directly to officers of the Company.

          Use of Proceeds                                            Amount
          ---------------                                            ------
          Loans to officers                                       $   655,000

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the portion of the Registrant's 1998 annual report to stockholders entitled "Selected Financial Data" and included in Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the portion of the Registrant's 1998 annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in Exhibit 13.1 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the portion of the Registrant's 1998 annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Risk Management" and included in Exhibit 13.1 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the portion of the Registrant's 1998 annual report to stockholders entitled "1998 Financial Review" and included in Exhibit 13.1 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                      PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 4, 1999 and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

     The executive officers of the Registrant, who are elected by the board of directors, are as follows:


     Name                Age                      Position
------------------      -----      ---------------------------------------------
Richard M. Ferrari       45        President, Chief Executive Officer and Director
Jeffrey G. Gold          51        Executive Vice President and Chief Operating
                                   Officer
Steven M. Van Dick       44        Vice President, Finance and Administration and
                                   Chief Financial Officer
Michael J. Billig        48        Vice President, Regulatory, Quality and Clinical
                                   Research
Geoffrey D. Dillon       44        Vice President, Sales and Marketing
Richard A. Lotti         42        Vice President, Business Development
Charles S. Taylor        44        Vice President and Chief Technical Officer


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

               The following Consolidated Financial Statements of CardioThoracic Systems, Inc. and Report of Independent Accountants are incorporated by reference in the respective portions of the Registrant's 1998 annual report to stockholders included in
               Exhibit 13.1 to the report:

                   Consolidated Balance Sheets; January 1, 1999 and January 2, 1998

                   Consolidated Statements of Operations; Years ended January 1, 1999, January 2, 1998 and December 31, 1996

                   Consolidated Statements of Stockholders' Equity; Years ended January 1, 1999, January 2, 1998 and December 31, 1996

                   Consolidated Statements of Cash Flows; Years ended January 1, 1999, January 2, 1998 and December 31, 1996

                   Notes to Consolidated Financial Statements

                   Report of Independent Accountants

           2.  Financial Statement Schedules

               All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.


           3.  Exhibits

               Refer to (c) below.

     (b)  Reports on Form 8 - K.

          The Company was not required to and did not file any reports on Form 8-K during the three months ended January 1, 1999.

     (c)  Exhibits

        Exhibit
          No.            Description
         -----    ---------------------------------------------------------------
          3.2(1)  Restated Certificate of Incorporation.

          3.3(7)  Bylaws (as amended).

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

         10.2(8) Incentive Stock Plan and forms of Agreements thereunder (as amended).

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

        10.32(5) Promissory Note for $200,000 dated December 3, 1996, between the Company and Steve Van Dick.

        10.33(6) Employment Letter Agreement, dated February 25, 1997, between the Company and Jeffrey Gold.

        10.34(7)  Employment Letter Agreement, dated July 17, 1997, between the
                  Company and Geoffrey Dillon.

        10.35(7) Employment Letter Agreement, dated November 24, 1997, between the Company and Richard Lotti.

        10.36(8) 1998 Nonstatutory Stock Option Plan and forms of Agreements thereunder.

        10.37(9) 1998 Employee Stock Purchase Plan and forms of agreements thereunder.

            13.1 Portions of Annual Report to Stockholders incorporated by reference.

            23.1  Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants

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

(8) Incorporated herein by reference to the Company's Registration Statement on Form S - 8, filed with the Securities and Exchange Commission on May 27, 1998.

(9) Incorporated herein by reference to the Company's Registration Statement on Form S - 8, filed with the Securities and Exchange Commission on January 22, 1999.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March  30, 1999                  CARDIOTHORACIC SYSTEMS, INC.



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

/S/ Richard M. Ferrari             President, Chief Executive              March 30, 1999
-------------------------          Officer and Director
Richard M. Ferrari

/S/  Steven M. Van Dick            Vice President of Finance and           March 30, 1999
-------------------------          and Administration and Chief
Steven M. Van Dick                 Financial Officer (Principal
                                   Financial and Accounting Officer)

/S/  Charles S. Taylor             Vice President and Chief Technical      March 30, 1999
-------------------------          Officer and Director
Charles S. Taylor

/S/  Thomas J. Fogarty, M.D.       Director                                March 30, 1999
----------------------------
Thomas J. Fogarty, M.D.

/S/  Jack W. Lasersohn             Director                                March 30, 1999
----------------------------
Jack W. Lasersohn

/S/  Thomas C. McConnell           Director                                March 30, 1999
----------------------------
Thomas C. McConnell

/S/  Robert C. Bellas              Director                                March 30, 1999
----------------------------
Robert C. Bellas, Jr.

/S/  Philip M. Young               Director                                March 30, 1999
----------------------------
Philip M. Young

                                       31

                                   EXHIBIT INDEX

           Exhibit
             No.               Description
            ----- ---------------------------------------------------------------
            13.1  Portions of Annual Report to Stockholders incorporated by reference.

            23.1  Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants

            27.1  Financial Data Schedule