Form 10-Q
period 1999-04-02
CARDIOTHORACIC SYSTEMS INC
filed 1999-05-13
CIK 1009677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934.


         For the quarterly period ended April 2, 1999 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934. For the transition period from       to      .
                                                              -----    -----

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

         Registrant's telephone, including area code: (408) 342-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of April 27, 1999, there were 14,334,849 shares of the Registrant's Common Stock outstanding.

                          CARDIOTHORACIC SYSTEMS, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                  PAGE NO.

         Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets as of April 2, 1999 and
                          January 1, 1999                                                            3

                     Consolidated Condensed Statements of Operations for the three
                          months ended April 2, 1999 and April 3, 1998                               4

                     Consolidated Condensed Statements of Cash Flows for the three
                          months ended April 2, 1999 and April 3, 1998                               5

                      Notes to Consolidated Condensed Financial Statements                           6


         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                           10


PART II.  OTHER INFORMATION                                                                          19

SIGNATURES                                                                                           23

EXHIBIT INDEX                                                                                        24


                          CARDIOTHORACIC SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              April 2,                  January 1,
                                                                                1999                       1999
                                                                         -------------------         ------------------
                                                                            (unaudited)
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 2,377,000                $ 1,651,000
  Available-for-sale securities                                                23,566,000                 27,513,000
  Trade accounts receivable, net                                                4,227,000                  2,894,000
  Inventories, net                                                              1,906,000                    963,000
  Interest receivable                                                             418,000                    611,000
  Prepaid expenses and other current assets                                       541,000                    510,000
                                                                       -------------------         ------------------
     Total current assets                                                      33,035,000                 34,142,000

Property and equipment, net                                                     3,006,000                  3,374,000

Available-for-sale securities                                                   8,554,000                 11,089,000
Notes receivable from officers                                                  1,015,000                  1,045,000
Other assets                                                                      109,000                    116,000
                                                                       -------------------         ------------------
     Total assets                                                            $ 45,719,000               $ 49,766,000
                                                                       -------------------         ------------------
                                                                       -------------------         ------------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Equipment note, current portion                                              $  514,000                 $  500,000
  Accounts payable                                                              2,052,000                  1,871,000
  Accrued liabilities                                                           5,014,000                  6,021,000
                                                                       -------------------         ------------------
     Total current liabilities                                                  7,580,000                  8,392,000

Equipment note, less current portion                                            1,278,000                  1,411,000
                                                                       -------------------         ------------------
     Total liabilities                                                          8,858,000                  9,803,000
                                                                       -------------------         ------------------

Stockholders' equity:
  Common stock, par value $0.001                                                   14,000                     14,000
  Additional paid-in capital                                                  103,646,000                103,317,000
  Deferred compensation, net                                                   (1,009,000)                (1,460,000)
  Accumulated other comprehensive income                                           46,000                     93,000
  Accumulated deficit                                                         (65,836,000)               (62,001,000)
                                                                       -------------------         ------------------
     Total stockholders' equity                                                36,861,000                 39,963,000
                                                                       -------------------         ------------------
     Total liabilities and stockholders' equity                              $ 45,719,000               $ 49,766,000
                                                                       -------------------         ------------------
                                                                       -------------------         ------------------


                          CARDIOTHORACIC SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                     Three Months Ended          Three Months Ended
                                                                       April 2, 1999                April 3, 1998
                                                                    --------------------         --------------------


Net sales                                                                 $ 6,331,000                  $ 2,962,000

Cost of sales                                                               2,338,000                    1,603,000
                                                                  --------------------         --------------------

Gross profit                                                                3,993,000                    1,359,000
                                                                  --------------------         --------------------

Operating expenses:
   Research and development                                                 2,657,000                    2,677,000
   Sales, marketing, general, and administrative                            5,630,000                    5,130,000
                                                                  --------------------         --------------------
     Total operating expenses                                               8,287,000                    7,807,000
                                                                  --------------------         --------------------

Loss from operations                                                       (4,294,000)                  (6,448,000)

Interest income, net                                                          459,000                      698,000
                                                                  --------------------         --------------------

Net loss                                                                 $ (3,835,000)                $ (5,750,000)
                                                                  --------------------         --------------------
                                                                  --------------------         --------------------

Net loss per common share and per
   common share - assuming dilution                                        $    (0.27)                  $    (0.42)
                                                                  --------------------         --------------------
                                                                  --------------------         --------------------

Shares used in computing net loss per
   common share and per common
   share - assuming dilution                                               14,306,000                   13,767,000
                                                                  --------------------         --------------------
                                                                  --------------------         --------------------


                          CARDIOTHORACIC SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                              Three Months Ended              Three Months Ended
                                                                                April 2, 1999                    April 3, 1998
                                                                            -----------------------         ------------------------

OPERATING ACTIVITIES
   Net loss                                                                          $  (3,835,000)                   $  (5,750,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                        576,000                          421,000
      Amortization of notes receivable from officer                                              -                           22,000
      Allowance for bad debts and product returns                                           17,000                           30,000
      Amortization of deferred compensation                                                409,000                          483,000
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                      (1,350,000)                        (420,000)
         Inventory                                                                        (943,000)                          84,000
         Interest receivable                                                               193,000                          152,000
         Prepaid expenses and other current assets                                          (1,000)                        (262,000)
         Other assets                                                                        7,000                          (21,000)
         Accounts payable                                                                  181,000                          341,000
         Accrued liabilities                                                              (941,000)                        (671,000)
                                                                            -----------------------         ------------------------
           Net cash used in operating activities                                        (5,687,000)                      (5,591,000)
                                                                            -----------------------         ------------------------

INVESTING ACTIVITIES
   Purchases of property and equipment                                                    (274,000)                        (485,000)
   Purchase of available-for-sale securities                                            (5,215,000)                     (18,619,000)
   Proceeds from maturities of available-for-sale securities                            11,650,000                       24,356,000
                                                                            -----------------------         ------------------------
          Net cash provided by investing activities                                      6,161,000                        5,252,000
                                                                            -----------------------         ------------------------

FINANCING ACTIVITIES
   Repayment of equipment note                                                            (119,000)                        (107,000)
   Proceeds from issuance of common stock                                                  371,000                           44,000
                                                                            -----------------------         ------------------------
          Net cash provided by (used in) financing activies                                252,000                          (63,000)
                                                                            -----------------------         ------------------------

     Net increase (decrease) in cash and cash equivalents                                  726,000                         (402,000)

     Cash and cash equivalents at beginning of period                                    1,651,000                        4,681,000
                                                                            -----------------------         ------------------------
     Cash and cash equivalents at end of period                                       $  2,377,000                    $   4,279,000
                                                                            -----------------------         ------------------------
                                                                            -----------------------         ------------------------


                          CARDIOTHORACIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 2, 1999
                                   (Unaudited)

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

         The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1999 or for any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Formation and Business of the Company

         CardioThoracic Systems, Inc. (the Company) was incorporated on June 15, 1995 to design, develop, manufacture and market surgical products and systems for minimally invasive cardiac surgery.

                          CARDIOTHORACIC SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  April 2, 1999
                                   (Unaudited)

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

         At April 2, 1999, available-for-sale securities consist of the following:


                                             Amortized         Unrealized        Unrealized       Estimated
                                               Cost              Gains             Losses         Fair Value
                                            ------------      -----------      -------------    ------------
         U.S. Gov't notes and bonds        $  2,492,000        $      -         $       -        $ 2,492,000
         Gov't agency notes and bonds        12,769,000           52,000             (5,000)      12,816,000
         Corporate notes and bonds           16,813,000           10,000            (11,000)      16,812,000
                                            ------------      -----------      -------------    ------------
                                            $32,074,000        $  62,000        $   (16,000)     $32,120,000
                                            ------------      -----------      -------------    ------------
                                            ------------      -----------      -------------    ------------


         At January 1, 1999, available-for-sale securities consist of the following:


                                               Amortized           Unrealized            Unrealized              Estimated
                                                  Cost               Gains                 Losses                Fair Value
                                              ------------         ------------          ------------          ------------
         U. S. Gov't notes and bonds          $    967,000         $       --            $       --            $    967,000
         Gov't agency notes and bonds           12,777,000               77,000                  --              12,854,000
         Corporate notes and bonds              24,765,000               20,000                (4,000)           24,781,000
                                              ------------         ------------          ------------          ------------
                                              $ 38,509,000         $     97,000          $     (4,000)         $ 38,602,000
                                              ------------         ------------          ------------          ------------
                                              ------------         ------------          ------------          ------------


         Available-for-sale securities by contractual maturity at April 2, 1999 are shown below:


                                         Amortized            Estimated
                                            Cost              Fair Value
                                         -----------         -----------
         Less than one year              $23,523,000         $23,566,000
         Due in one to two years           8,551,000           8,554,000
                                         -----------         -----------
                                         $32,074,000         $32,120,000
                                         -----------         -----------
                                         -----------         -----------


                          CARDIOTHORACIC SYSTEMS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  April 2, 1999
                                   (Unaudited)

Note 4.  Inventories

         Inventories, net consist of the following:


                                              April 2,          January 1,
                                                1999               1999
                                             ----------         ----------
                    Raw materials            $  603,000         $  503,000
                    Work in progress            650,000            146,000
                    Finished goods              653,000            314,000
                                             ----------         ----------
                                             $1,906,000         $  963,000
                                             ----------         ----------
                                             ----------         ----------


Note 5.  Restructuring

         In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge of $736,000 in connection with the closure of its German subsidiary. In accordance with the restructuring plan, this closure resulted in the termination of four German employees which represented all the employees of the German subsidiary. The charge associated with employee termination benefits was $349,000. The balance of the restructuring charge was an $88,000 non-cash charge for the loss on property and equipment and the write-down of other recorded assets, $235,000 for lease cancellation expenses and $64,000 for other exit related costs. The first quarter 1999 activity in the restructuring accrual is summarized in the following table:


                                                                   Charges
                                               January 1,          Against            April 2,
                                                  1999             Reserve             1999
                                               ---------          ---------          ---------

         Employee termination benefits         $ 349,000          $ (35,000)         $ 314,000
         Property, equipment and other
              asset write-down                    88,000            (66,000)            22,000
         Lease cancellations                     235,000            (99,000)           136,000
         Other exit costs                         64,000            (14,000)            50,000
                                               ---------          ---------          ---------
                                               $ 736,000          $(214,000)         $ 522,000
                                               ---------          ---------          ---------
                                               ---------          ---------          ---------


Note 6.  Net Loss Per Share

         Net loss per common share and per common share-assuming dilution, are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive.

Note 7.  Industry and Geographic Segment Information

         Management uses one measurement of profitability for its business. The Company's cardiac surgery products are developed and marketed to cardiac surgeons and hospitals. The Company markets its products to customers in the United States, Canada, Europe, South America, Middle East and Asia Pacific and operates in one business segment. All of the Company's long-lived assets are in the United States. Revenue information by geographic area is as follows:


                                                                    Three Months Ended
                                                              --------------------------------
                                                                April 2,             April 3,
                                                                 1999                 1998
                                                              ----------            ----------
                           United States                      $5,804,000            $2,329,000
                           International                         527,000               633,000
                                                              ----------            ----------
                           Total                              $6,331,000            $2,962,000
                                                              ----------            ----------
                                                              ----------            ----------


Note 8.  Subsequent Event

         In January 1999, the Company's Board of Directors approved a proposed amendment of the Company's Incentive Stock Plan to increase the number of shares of Common Stock available for issuance thereunder by 500,000, bringing the total number of shares issuable under the Incentive Stock Plan to 3,300,000. This proposed amendment is subject to stockholder approval at the Annual Meeting of Stockholders on May 4, 1999.

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

OVERVIEW

         The business of the Company commenced in November 1993 as a sole proprietorship, Informed Creation. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995, the Company acquired all intellectual property assets of Informed Creation. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company began commercial sales of its products in December 1996 and has limited experience in manufacturing, marketing and selling its products. The Company has experienced operating losses since its inception, and, as of April 2, 1999, the Company had an accumulated deficit of approximately $65,836,000. The development and commercialization of the Company's products will continue to require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1999 as it expends substantial resources to continue development of its products, obtain additional regulatory clearances or approvals, continue to market, sell and manufacture its products, support its finance and administrative organizations and conduct further research and development. There can be no assurance that the Company's products will gain enough commercial acceptance to allow the Company to generate the revenues necessary to achieve profitability.


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

         Most of the Company's current products are designed for beating heart MICS and are expected to account for the great majority of the Company's revenues in 1999. The Company manufactured and sold approximately 30,000 beating heart MICS systems since January 1997, but there can be no assurance that demand for the Company's current or future products will be sufficient to allow profitable operations. Failure of the Company's current and future products to be successfully commercialized at significantly higher volumes would have a material adverse effect on the Company's business, financial condition and results of operations.

         Before the Company can market certain products under development in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company has filed or will be filing 510(k) premarket notifications or premarket approval ("PMA") applications with the FDA for clearance or approval to market current products and certain products under development. There can be no assurance that the FDA will act favorably or quickly on the Company's submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance or approval for its products under development. Any such difficulties could delay or preclude obtaining regulatory clearance or approval. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive, or delays in receipt of, FDA clearances or approvals, including delays resulting from an FDA request for clinical trials or additional data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its products under development, could have a material adverse effect on the Company's business, financial condition and results of operations.

         In order for the Company to market its products under development in Europe and certain other international jurisdictions, the Company and its distributors will have to obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality. These regulations, including the requirements for registrations or approvals and the time required for regulatory review, vary from country to country. The Company has received ISO 9001 certification and the CE Mark approval for sale of its current products. The CE Mark evidences receipt of the regulatory approval necessary for commercialization in European Union countries and eliminates the requirement to obtain individual country approvals. There can be no assurance that the Company will obtain future regulatory registrations or approvals in other such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory registrations or approvals. Delays in receipt of these registrations or approvals, failure to receive these clearances or approvals, or the loss of received registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED APRIL 2, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 3, 1998.

         Net sales increased 114% to $6.3 million in the three months ended April 2, 1999 compared to $3.0 million in the three months ended April 3, 1998. The increase in net sales was due primarily to a 99% increase in unit shipments of the Company's beating heart products and a 1,186% increase in ancillary product sales, offset by approximately a 6% drop in the average selling price per unit for the beating heart products. In January 1999 the Company began shipping its next generation beating heart product, the CTS-Registered Trademark- Access Ultima-TM- System.

         Gross profit increased to $4.0 million (63% of net sales) in the three months ended April 2, 1999 compared to $1.4 million (46% of net sales) in the same period last year. This improvement in gross profit is primarily due to lower material costs per unit, higher production volumes which resulted in increased manufacturing efficiencies and higher inventory levels, and lower international sales.

         Research and development expenses in the three months ended April 2, 1999 were $2.7 million compared to $2.7 million in the three months ended April 3, 1998. The Company is continuing development and prototyping of instruments and future generations of products associated with the CTS-Registered Trademark- Access Ultima-TM-System, CTS-Registered Trademark-Ceres-TM- Saphenous Vein Harvesting System, CTS-Registered Trademark-Aurora-TM-MultiTrac System, CTS-Registered Trademark- Voyager-TM- Quad Cannula and other cannulation systems.

         The Company has entered into development and licensing agreements, and expects to enter into additional agreements in the future, that require milestone payments which are tied to certain events. The timing of these milestone payments is uncertain and could have a material impact on the operating results in the quarter and year in which they are expensed. No such milestone payments were expensed in either the three months ended April 2, 1999 or April 3, 1998.

         Sales, marketing, general and administrative expenses increased to $5.6 million in the three months ended April 2, 1999 compared to $5.1 million in the same period last year. This increase was due primarily to additional sales personnel and the costs associated with the support of a larger field sales organization. The Company expects that sales and marketing and administrative expenses for 1999 will remain relatively flat compared to 1998.

         The Company has recorded deferred compensation of $14.6 million, less cancellations of $2.1 million, for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995 and early 1996 and the deemed fair value of the Company's Common Stock for options granted to non-employees since inception. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations through 2000. Amortization of deferred compensation charged to operating expenses in the three months ended April 2, 1999 totaled $409,000 compared to $483,000 for the same period last year.

         Net interest income decreased to $459,000 in the three months ended April 2, 1999 compared to $698,000 in the same period last year. This decrease was primarily due to lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from the sale of equity securities. As of April 2, 1999, the Company had raised approximately $91.3 million (net of stock issuance costs) from the sale of equity securities. As of April 2, 1999, cash, cash equivalents and available-for-sale securities totaled $34.5 million. The Company's cash used in operations was $5.7 million for the three months ended April 2, 1999, reflecting expenditures made primarily to continue research and development and sales and marketing activities, to support its administrative infrastructure, payment of a licensing fee and working capital investments in accounts receivable and inventory due to higher revenue levels. The Company also spent $274,000 for the purchases of property and equipment and $119,000 for repayment of an equipment note in the three months ended April 2, 1999.

         The Company plans to finance its operations principally from existing cash, cash equivalents and available-for-sale securities and interest thereon, and product revenues. The Company believes that its existing cash balances and available-for-sale securities and interest thereon, and product revenues will be sufficient to fund its operations through 2000. The Company's capital requirements, and the availability of product revenues, depend on numerous factors, including the progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances or approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the extent to which the Company's products receive market acceptance, and other factors. The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operation in the United States and to continue to support its manufacturing capacity and facilities. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants.

         At April 2, 1999, the Company had approximately $51.4 million in federal and $36.9 million in state net operating loss carryforwards, which will expire in the years 2001 through 2019, if not utilized. In addition, the Company has federal and state research and development credits of $1.5 million and $855,000, respectively. These credits will expire beginning in 2011, if not utilized. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. These annual limitations may result in expiration of net operating loss carryforwards and research and development credits before they can be fully utilized.

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

         The Company has completed an inventory of all mission critical software utilized by the Company and has determined that this software is year 2000 compliant. In late 1996 the Company acquired its manufacturing, order entry, finance and network software from third party vendors that have certified such software to be year 2000 compliant. The Company has no custom software in its manufacturing or development processes which requires modification.

         The Company is also surveying its major suppliers to determine their year 2000 readiness. It is expected that the survey will be completed in mid 1999. The Company currently has no plans to contact its customers concerning their year 2000 readiness. The Company's products have no date sensitive software or embedded chip technology. The Company has sold its products to over 500 hospitals and distributors worldwide and no one customer represents more than 10% of the Company's revenue.

          Virtually all of the computer hardware currently owned by the Company is year 2000 compliant and in any event non-compliant computer hardware will be replaced, if necessary.

         Based on the Company's assessment, it believes that there will be no material impact on the operations of the Company due to the year 2000 issue. As a result the Company is not developing any formal contingency plans.

         The costs incurred to date to determine the impact of the year 2000 issue are immaterial and no significant future costs are anticipated.

FINANCIAL RISK MANAGEMENT

         As a Company with international sales, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as the Company's international business grows and the Company's business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. All of the Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and therefore, reduce demand for the products or force the Company to reduce its selling price. Reduced demand or lower selling prices could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, the Company does not hedge against any foreign currencies.

         The Company maintains an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. At any time, a sharp rise in interest rates could have a material adverse effect on the fair value of the Company's investment portfolio. Conversely, declines in interest rates could have a material adverse effect on the interest earnings of the Company's investment portfolio. Currently, the Company does not hedge these interest rate exposures.

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

         LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has a small sales and marketing organization when compared to most of its competitors. The Company sells its products in the United States through a direct sales force. In certain international markets, the Company sells its products through distributors. There can be no assurance that the Company will be able to build a larger direct sales force or marketing organization, that maintaining a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain agreements with distributors, or that such distributors will devote adequate resources to selling the Company's products. Since the Company has entered into distribution agreements for the sale of its products in certain countries, it will be dependent upon the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to maintain or grow an effective direct sales and marketing organization or to maintain effective distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns fifteen issued United States patents. Additionally, the Company has fifty-one United States patent applications and various foreign patent applications pending. The Company is the licensee of a United States patent and several related pending applications for a heart valve insertion and stapling device, and a United States patent application for bipolar electrosurgical scissors. Additionally, the Company has acquired exclusive rights to a United States Patent covering methods of minimally invasive vessel harvesting.

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

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceeding to which the Company becomes a party, including any litigation that may arise against the Company as described in "Potential Litigation" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Costs associated with settlements, licensing and similar arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         CONTINUING GOVERNMENT REGULATION. Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. In addition, the Company's manufacturing processes are required to comply with the Good Manufacturing Practices ("GMP") regulations of the FDA which are currently referred to as Quality System Regulations. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of Quality System Regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of any future third-party suppliers, will be subject to periodic inspection by the FDA, the California Department of Health Services and other agencies. The Company has received ISO 9001 certification, has obtained its California Device Manufacturing license and has successfully undergone a facility inspection by the FDA. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company has no experience manufacturing its products in the volumes that would be necessary for the Company to achieve profitable operations. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities are subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 2.  Changes in Securities and Use of Proceeds

                  The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through April 2, 1999.


                   Use of Proceeds                                                     Amount
                   ---------------                                                     ------
                   Construction of plant, building and facilities                    $      --
                   Purchase and installation of machinery and equipment                6,602,000
                   Purchase of real estate                                                  --
                   Acquisition of other businesses                                          --
                   Repayment of indebtedness                                                --
                   Working capital                                                     6,549,000
                   Cost of operations                                                 37,936,000

                   Temporary Investment
                   --------------------
                   Cash                                                                1,099,000
                   Commercial paper, notes and bonds                                  32,120,000

         All amounts above represent estimates of direct or indirect payments to third parties.

         The amounts below were paid directly to officers of the Company.

                   Use of Proceeds                                                     Amount
                   ---------------                                                     ------

                   Loans to officers                                                   $  625,000



         Item 3.  Defaults upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K.

        a)       Exhibits

         Exhibit
           No.                   Description
           ---                   -----------

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

          10.34(7) Employment Letter Agreement, dated July 17, 1997, between the Company and Geoffrey Dillon.

          10.35(7) Employment Letter Agreement, dated November 24, 1997, between the Company and Richard Lotti.

          10.36(8) 1998 Nonstatutory Stock Option Plan and forms of Agreements thereunder.

          10.37(9) 1998 Employee Stock Purchase Plan and forms of agreements thereunder.

             27.1   Financial Data Schedule
-----------------

(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).
(2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 30, 1996.
(3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 30, 1996.
(4) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 28, 1997.
(5) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended December 31, 1996.
(6) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 27, 1997.
(7) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended January 2, 1998.
(8) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 27, 1998.
(9) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 22, 1999.



-----------------
             b)  Reports on Form 8-K

                       None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1999                CARDIOTHORACIC SYSTEMS, INC.



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

                                  EXHIBIT INDEX


Exhibit
Number                              Exhibit Description
-------                    ---------------------------------------

27.1                       Financial Data Schedule