Form 10-Q
period 1999-07-02
CARDIOTHORACIC SYSTEMS INC
filed 1999-08-12
CIK 1009677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934.

         For the quarterly period ended July 2, 1999 or

______Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from _______ to_______.


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

As of August 3, 1999, there were 14,469,677 shares of the Registrant's Common Stock outstanding.

                            CARDIOTHORACIC SYSTEMS, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      --------
     Item 1.  Financial Statements

                 Consolidated Condensed Balance Sheets as of July 2, 1999 and
                      January 1, 1999                                                      3

                 Consolidated Condensed Statements of Operations for the three
                      and six months ended July 2, 1999 and July 3, 1998                   4

                 Consolidated Condensed Statements of Cash Flows for the six
                      months ended July 2, 1999 and July 3, 1998                           5

                  Notes to Consolidated Condensed Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                    10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  19

PART II.  OTHER INFORMATION                                                               20

SIGNATURES                                                                                24

EXHIBIT INDEX                                                                             25

Item 1.  Financial Statements

                    CARDIOTHORACIC SYSTEMS, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            July 2,                   January 1,
                                                                              1999                       1999
                                                                       -------------------         ------------------
                                                                          (unaudited)
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                  $  3,944,000               $  1,651,000
  Available-for-sale securities                                                22,360,000                 27,513,000
  Trade accounts receivable, net                                                4,610,000                  2,894,000
  Inventories, net                                                              2,930,000                    963,000
  Interest receivable                                                             380,000                    611,000
  Prepaid expenses and other current assets                                     1,014,000                    510,000
                                                                       -------------------         ------------------
     Total current assets                                                      35,238,000                 34,142,000

Property and equipment, net                                                     2,967,000                  3,374,000

Available-for-sale securities                                                   4,507,000                 11,089,000
Notes receivable from officers                                                  1,045,000                  1,045,000
Other assets                                                                      120,000                    116,000
                                                                       -------------------         ------------------
     Total assets                                                            $ 43,877,000               $ 49,766,000
                                                                       ===================         ==================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Equipment note, current portion                                            $    528,000               $    500,000
  Accounts payable                                                              1,839,000                  1,871,000
  Accrued liabilities                                                           5,080,000                  6,021,000
                                                                       -------------------         ------------------
     Total current liabilities                                                  7,447,000                  8,392,000

Equipment note, less current portion                                            1,142,000                  1,411,000
                                                                       -------------------         ------------------
     Total liabilities                                                          8,589,000                  9,803,000
                                                                       -------------------         ------------------

Stockholders' equity:
  Common stock, par value $0.001                                                   14,000                     14,000
  Additional paid-in capital                                                  104,010,000                103,317,000
  Deferred compensation, net                                                     (695,000)                (1,460,000)
  Accumulated other comprehensive income (loss)                                   (29,000)                    93,000
  Accumulated deficit                                                         (68,012,000)               (62,001,000)
                                                                       -------------------         ------------------
     Total stockholders' equity                                                35,288,000                 39,963,000
                                                                       -------------------         ------------------
     Total liabilities and stockholders' equity                              $ 43,877,000               $ 49,766,000
                                                                       ===================         ==================

                          CARDIOTHORACIC SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                              Three Months Ended                                Six Months Ended
                                      July 2, 1999           July 3, 1998              July 2, 1999          July 3, 1998
                                  ---------------------   --------------------      -------------------   --------------------

Net sales                                 $  7,331,000           $  3,817,000             $ 13,662,000          $   6,779,000
Cost of sales                                2,569,000              1,699,000                4,907,000              3,302,000
                                  ---------------------   --------------------      -------------------   --------------------
Gross profit                                 4,762,000              2,118,000                8,755,000              3,477,000
                                  ---------------------   --------------------      -------------------   --------------------

Operating expenses:
   Research and development                  2,489,000              2,675,000                5,146,000              5,352,000
   Sales, marketing, general
     and administrative                      4,809,000              5,867,000               10,439,000             10,997,000
                                  ---------------------   --------------------      -------------------   --------------------
     Total operating expenses                7,298,000              8,542,000               15,585,000             16,349,000
                                  ---------------------   --------------------      -------------------   --------------------

Loss from operations                        (2,536,000)            (6,424,000)              (6,830,000)           (12,872,000)

Interest income, net                           360,000                594,000                  819,000              1,292,000
                                  ---------------------   --------------------      -------------------   --------------------

Net loss                                  $ (2,176,000)          $ (5,830,000)            $ (6,011,000)         $ (11,580,000)
                                  =====================   ====================      ===================   ====================

Net loss per common share
   and per common share
   - assuming dilution                    $      (0.15)          $      (0.42)            $      (0.42)         $       (0.84)
                                  =====================   ====================      ===================   ====================

Shares used in computing
   net loss per common share
   and per common share
   - assuming dilution                      14,417,000             13,890,000               14,362,000             13,829,000
                                  =====================   ====================      ===================   ====================

                          CARDIOTHORACIC SYSTEMS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                               Six Months Ended                Six Months Ended
                                                                                 July 2, 1999                    July 3, 1998
                                                                            -----------------------         ------------------------
OPERATING ACTIVITIES
   Net loss                                                                           $ (6,011,000)                   $ (11,580,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                      1,105,000                          940,000
      Amortization of notes receivable from officer                                                                          34,000
      Amortization of deferred compensation                                                663,000                          958,000
      Allowance for bad debts and product returns                                           65,000                           62,000
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                      (1,781,000)                        (686,000)
         Inventory                                                                      (1,967,000)                        (130,000)
         Interest receivable                                                               231,000                          519,000
         Prepaid expenses and other current assets                                        (504,000)                               -
         Other assets                                                                       (4,000)                         (22,000)
         Accounts payable                                                                  (32,000)                         541,000
         Accrued liabilities                                                              (875,000)                        (275,000)
                                                                            -----------------------         ------------------------
           Net cash used in operating activities                                        (9,110,000)                      (9,639,000)
                                                                            -----------------------         ------------------------

INVESTING ACTIVITIES
   Purchases of property and equipment                                                    (764,000)                        (967,000)
   Notes receivable from officers                                                                                           (80,000)
   Purchase of available-for-sale securities                                            (7,834,000)                     (29,312,000)
   Proceeds from maturities of available-for-sale securities                            19,447,000                       44,361,000
                                                                            -----------------------         ------------------------
          Net cash provided by investing activities                                     10,849,000                       14,002,000
                                                                            -----------------------         ------------------------

FINANCING ACTIVITIES
   Repayment of equipment note                                                            (241,000)                        (218,000)
   Proceeds from issuance of common stock                                                  795,000                          272,000
                                                                            -----------------------         ------------------------
          Net cash provided by financing activies                                          554,000                           54,000
                                                                            -----------------------         ------------------------

     Net increase in cash and cash equivalents                                           2,293,000                        4,417,000

     Cash and cash equivalents at beginning of period                                    1,651,000                        4,681,000
                                                                            =======================         ========================
     Cash and cash equivalents at end of period                                       $  3,944,000                    $   9,098,000
                                                                            =======================         ========================

                          CARDIOTHORACIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 2, 1999
                                  (Unaudited)

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

                          CARDIOTHORACIC SYSTEMS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 July 2, 1999
                                 (Unaudited)

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

         At July 2, 1999, available-for-sale securities consist of the following:

                                             Amortized        Unrealized        Unrealized      Estimated
                                               Cost             Gains            Losses         Fair Value
                                           ------------      ------------     -------------    -------------
         U.S. Gov't notes and bonds        $  2,499,000      $      -            $  (8,000)     $  2,491,000
         Gov't agency notes and bonds        12,761,000           10,000           (13,000)       12,758,000
         Corporate notes and bonds           11,636,000            1,000           (19,000)       11,618,000
                                           ------------      ------------     -------------    -------------
                                           $ 26,896,000      $    11,000         $ (40,000)     $ 26,867,000
                                           ============      ============     =============    =============


         At January 1, 1999, available-for-sale securities consist of the following:

                                             Amortized        Unrealized        Unrealized      Estimated
                                               Cost             Gains            Losses         Fair Value
                                           ------------      ------------     -------------    -------------
         U. S. Gov't notes and bonds       $    967,000        $    -           $      -        $    967,000
         Gov't agency notes and bonds        12,777,000           77,000               -          12,854,000
         Corporate notes and bonds           24,765,000           20,000            (4,000)       24,781,000
                                           ------------      ------------     -------------    -------------
                                           $ 38,509,000        $  97,000        $   (4,000)     $ 38,602,000
                                           ============      ============     =============    =============

         Available-for-sale securities by contractual maturity at July 2, 1999 are shown below:


                                             Amortized        Estimated
                                               Cost           Fair Value
                                           ------------      ------------
         Less than one year                $ 22,361,000      $ 22,360,000
         Due in one to two years              4,535,000         4,507,000
                                           ------------      ------------
                                           $ 26,896,000      $ 26,867,000
                                           ============      ============

                          CARDIOTHORACIC SYSTEMS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 July 2, 1999
                                 (Unaudited)

Note 4.  Inventories

         Inventories, net consist of the following:

                                                July 2,                      January 1,
                                                 1999                            1999
                                             -----------                    ------------
                   Raw materials             $ 1,307,000                    $    503,000
                   Work in progress              544,000                         146,000
                   Finished goods              1,079,000                         314,000
                                             -----------                    ------------
                                             $ 2,930,000                    $    963,000
                                             ===========                    ============

Note 5.  Restructuring

         In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge of $736,000 in connection with the closure of its German subsidiary. In accordance with the restructuring plan, this closure resulted in the termination of four German employees which represented all the employees of the German subsidiary. The charge associated with employee termination benefits was $349,000. The balance of the restructuring charge was an $88,000 non-cash charge for the loss on property and equipment and the write-down of other recorded assets, $235,000 for lease cancellation expenses and $64,000 for other exit related costs. The first half of 1999 activity in the restructuring accrual is summarized in the following table:

                                                            Charges
                                          January 1,        Against          July 2,
                                            1999            Reserve           1999
                                       --------------    -------------    -------------
Employee termination benefits            $ 349,000        $ (117,000)       $ 232,000
Property, equipment and other
     asset write-down                       88,000           (66,000)          22,000
Lease cancellations                        235,000          (101,000)         134,000
Other exit costs                            64,000           (27,000)          37,000
                                       --------------    -------------    -------------
                                         $ 736,000        $ (311,000)       $ 425,000
                                       ==============    =============    =============


Note 6.  Net Loss Per Share

         Net loss per common share and per common share-assuming dilution, are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive.

                          CARDIOTHORACIC SYSTEMS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 July 2, 1999
                                 (Unaudited)


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

                                    Six Months Ended
                              -----------------------------
                                July 2,            July 3,
                                 1999               1998
                              -----------       -----------
          United States       $12,387,000       $ 5,723,000
          International         1,275,000         1,056,000
                              -----------       -----------
          Total               $13,662,000       $ 6,779,000
                              ===========       ===========


Note 8.  Incentive Stock Plan

         In January 1999, the Company's Board of Directors approved an amendment of the Company's Incentive Stock Plan to increase the number of shares of Common Stock available for issuance thereunder by 500,000, to bring the total number of shares issuable under the Incentive Stock Plan to 3,300,000. This amendment was approved by the stockholders at the Annual Meeting of Stockholders on May 4, 1999.

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

OVERVIEW

         The business of the Company commenced in November 1993 as a sole proprietorship, Informed Creation. In June 1995, the business was incorporated and as part of the Company's initial financing in September 1995, the Company acquired all intellectual property assets of Informed Creation. The Company has a limited operating history upon which evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company began commercial sales of its products in December 1996 and has limited experience in manufacturing, marketing and selling its products. The Company has experienced operating losses since its inception, and, as of July 2, 1999, the Company had an accumulated deficit of approximately $68,012,000. The development and commercialization of the Company's products will continue to require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue at least through 1999 as it expends substantial resources to continue development of its products, obtain additional regulatory clearances or approvals, continue to market, sell and manufacture its products, support its finance and administrative organizations and conduct further research and development. There can be no assurance that the Company's products will gain enough commercial acceptance to allow the Company to generate the revenues necessary to achieve profitability.

         Most of the Company's current products are designed to enable the majority of cardiothoracic surgeons to perform minimally invasive cardiac surgery ("MICS") on a beating heart. Accordingly, the Company's success is dependent upon increasing acceptance of this procedure by the medical community as a reliable, safe and cost effective alternative to existing treatments for revascularizing blocked coronary arteries. The Company is unable to predict how quickly MICS will be adopted by the medical community or the number of MICS procedures that will be performed. The medical conditions that can be treated with MICS can also be treated with widely accepted surgical procedures such as CABG surgery and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. Although the Company believes that MICS has significant advantages over competing procedures, broad-based clinical adoption of MICS will not occur until physicians determine that the approach is an attractive alternative to current treatments for coronary artery disease. The Company believes that continued physician endorsements will be essential for the increasing clinical adoption of MICS, and there can be no assurance that such endorsements will be continued.

Further clinical adoption will also depend upon the Company's ability to facilitate training of additional cardiothoracic surgeons to perform MICS, and the willingness of such surgeons to perform MICS procedures. Patient acceptance of MICS will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure and rate and severity of complications associated with MICS as compared to other treatments. Even as the clinical efficacy of MICS continues to be established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors continues to be available. Health care payor acceptance may require evidence of the cost effectiveness of the MICS as compared to other currently available treatments. For all of these reasons, there can be no assurance that the clinical adoption of MICS procedures will continue to increase. Failure of MICS to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

         Most of the Company's current products are designed for beating heart MICS and are expected to account for the great majority of the Company's revenues in 1999. The Company has manufactured and sold approximately 37,000 beating heart MICS systems since January 1997, but there can be no assurance that demand for the Company's current or future products will be sufficient to allow profitable operations. Failure of the Company's current and future products to be successfully commercialized at significantly higher volumes would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED JULY 2, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JULY 3, 1998.

         Net sales increased 92% to $7.3 million and 102% to $13.7 million in the three and six months ended July 2, 1999, respectively when compared to the same periods in fiscal year 1998. The increase in net sales was due primarily to a 78% and 88% increase in unit shipments of the Company's beating heart products along with a 5% and 6% increase in the average selling price per procedural unit for the three and six months ended July 2, 1999, respectively over the three and six months ended July 3, 1998. In January 1999 the Company began shipping its next generation beating heart product, the CTS-Registered Trademark- Access Ultima-TM- System. Other products increased $154,000 and $205,000 in the three and six months ended July 2, 1999, respectively over the same periods last year.

         Gross profit increased to $4.8 million (65% of net sales) in the three months ended July 2, 1999 compared to $2.1 million (56% of net sales) in the same period last year. For the six months ended July 2, 1999 gross profit increased to $8.8 million (64% of net sales) compared to $3.5 million (51% of net sales) for the six months ended July 3, 1998. The improvement in gross profit percentages is primarily due to lower unit costs associated with the CTS Access Ultima System, higher production volumes which resulted in increased manufacturing efficiencies and higher inventory levels.

         Research and development expenses in the three and six months ended July 2, 1999 were $2.5 million and $5.1 million, respectively compared to $2.7 million and $5.4 million in the three and six months ended July 3, 1998. This decrease was primarily due to lower relocation costs, deferred compensation amortization, and prototype labor and material costs offset somewhat by higher salary costs.

         The Company has entered into development and licensing agreements, and expects to enter into additional agreements in the future, that require milestone payments which are tied to certain events. The timing of these milestone payments is uncertain and could have a material impact on the operating results in the quarter and year in which they are expensed. No such milestone payments were expensed in either the six months ended July 2, 1999 or July 3, 1998.

         Sales, marketing, general and administrative expenses decreased to $4.8 million and $10.4 million in the three and six months ended July 2, 1999, respectively compared to $5.9 million and $11.0 million in the same periods last year, respectively. This decrease was due primarily to the completion of the POEM study at the end of 1998, reduced travel, entertainment, promotional, trade show and training expenses and less deferred compensation amortization. The Company expects that quarterly sales, marketing and administrative expenses will remain relatively flat for the rest of 1999.

         The Company has recorded deferred compensation of $14.6 million, less cancellations of $2.2 million, for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in

1995 and early 1996 and the deemed fair value of the Company's Common Stock for options granted to non-employees since inception. The deferred compensation is being amortized to operating expenses over the related vesting period of the shares (one to four years) and will, therefore, continue to have an adverse effect on the Company's results of operations through 2000. Amortization of deferred compensation charged to operating expenses in the three and six months ended July 2, 1999 totaled $254,000 and $663,000, respectively compared to $475,000 and $958,000 for the same periods last year, respectively.

         Net interest income decreased to $360,000 and $819,000 in the three and six months ended July 2, 1999, respectively compared to $594,000 and $1.3 million in the same periods last year, respectively. This decrease was primarily due to lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from the sale of equity securities. As of July 2, 1999, the Company had raised approximately $91.7 million (net of stock issuance costs) from the sale of equity securities. As of July 2, 1999, cash, cash equivalents and available-for-sale securities totaled $30.8 million. The Company's cash used in operations was $9.1 million for the six months ended July 2, 1999, reflecting expenditures made primarily to continue research and development and sales and marketing activities, to support its administrative infrastructure, payment of licensing fees and working capital investments in accounts receivable and inventory due to higher revenue levels. The Company also spent $764,000 for the purchases of property and equipment and $241,000 for repayment of an equipment note in the six months ended July 2, 1999.

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

         At July 2, 1999, the Company had approximately $52.9 million in federal and $37.6 million in state net operating loss carryforwards, which will expire in the years 2001 through 2019, if not utilized. In addition, the Company has federal and state research and development credits of $1.5 million and $883,000, respectively. These credits will expire beginning in 2011, if not utilized. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal

Revenue Code of 1986. These annual limitations may result in expiration of net operating loss carryforwards and research and development credits before they can be fully utilized.

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

         The Company has completed an inventory of all mission critical software utilized by the Company and has determined that this software is year 2000 compliant. In late 1996 the Company acquired its manufacturing, order entry, finance and network software from third party vendors that have certified such software to be year 2000 compliant. The Company has no custom software in its manufacturing or development processes, which requires modification.

         The Company has completed a survey of its current suppliers in regard to year 2000 readiness. All critical suppliers have provided assurances that the year 2000 will not cause a disruption in the flow of materials to the Company. The Company currently has no plans to contact its customers concerning their year 2000 readiness. The Company's products have no date sensitive software or embedded chip technology. The Company has sold its products to over 500 hospitals and distributors worldwide and no one customer represents more than 10% of the Company's revenue.

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

         DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns twenty-two issued United States patents and one issued German patent. Additionally, the Company has fifty-one United States patent applications and various foreign patent applications pending. The Company is the licensee of a United States patent and several related pending applications for a heart valve insertion and stapling device, and a United States patent application for bipolar electrosurgical scissors. Additionally, the Company has acquired exclusive rights to a United States Patent covering methods of minimally invasive vessel harvesting and to another covering devices and methods for endoscopic surgery.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         No change has occurred since the filing by the Registrant on Form 10-K for the year ended January 1, 1999. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended January 1, 1999.

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 2.  Changes in Securities and Use of Proceeds

                  The following information is provided as an amendment to the initial report on Form SR, "Report of Sales and Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-1840), which was declared effective on April 18, 1996 (CUSIP number 141907). The information provided is for the period from April 18, 1996 through July 2, 1999.

                  Use of Proceeds                                               Amount
                  ---------------                                               ------
                  Construction of plant, building and facilities            $     -
                  Purchase and installation of machinery and equipment        7,092,000
                  Purchase of real estate                                         -
                  Acquisition of other businesses                                 -
                  Repayment of indebtedness                                       -
                  Working capital                                             8,429,000
                  Cost of operations                                         39,086,000

                  Temporary Investment
                  --------------------
                  Cash                                                        2,802,000
                  Commercial paper, notes and bonds                          26,867,000

         All amounts above represent estimates of direct or indirect payments to third parties.

         The amounts below were paid directly to officers of the Company.

                  Use of Proceeds                                               Amount
                  ---------------                                               ------
                  Loans to officers                                         $  655,000

         Item 3.  Defaults upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of shareholders was held on May 4,
                      1999.

                  (b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                        (1)      Election of one Class II director:

                                                          For       Withheld
                                                      ----------    --------
                                 Thomas C. McConnell  12,293,006     150,529

                        (2) Approve amendment to the Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares to a new total of 3,300,000 shares.

                                 For  11,470,519    Against  910,605      Abstain  62,411
                                      ----------             -------               ------

                         (3)     Confirm appointment of
                                 PricewaterhouseCoopers LLP as the
                                 independent auditors of the Company for the fiscal year ending December 31, 1999.

                                 For  12,418,769    Against  7,430        Abstain  17,336
                                      ----------             -----                 ------

                  The foregoing matters are described in detail in the Company's definitive proxy statement dated April 1, 1999 for the Annual Meeting of Shareholders held May 4, 1999.

         Item 5.  Other Information

                  None



         Item 6.  Exhibits and Reports on Form 8 - K.

                  a)   Exhibits

                       Exhibit
                          No.                        Description
                       -------    ------------------------------------------------------------
                         3.2(1)   Restated Certificate of Incorporation.
                         3.3(7)   Bylaws (as amended).
                         3.4(4)   Certificate of Designations of Rights, Preferences and
                                  Privileges of Series A Participating Preferred Stock
                         3.5(4)   Preferred Shares Rights Agreement, dated as of
                                  February 14, 1997.
                         3.6(7)   Certificate of Amendment to Restated Certificate of Incorporation.
                         4.1(1)   Specimen Common Stock Certificate.
                        10.1(1)   Form of Indemnification Agreement between the Company and each of its directors and officers.
                        10.2(8)   Incentive Stock Plan and forms of Agreements thereunder (as amended).
                        10.3(1)   Director Option Plan and form of Director Stock Option
                                  Agreement thereunder.
                        10.4(1)   Employee Stock Purchase Plan and forms of agreements thereunder.
                        10.5(5)   Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option

                       Exhibit
                          No.                        Description
                       -------    ------------------------------------------------------------
                                  Agreement thereunder (as amended).
                        10.6(1)   Form of Employment, Confidential Information and Invention
                                  Assignment Agreement.
                        10.8(1)   Consulting Agreement, dated June 30, 1995, between the Company and
                                  Federico Benetti, M.D.
                        10.9(1)   Assignment Agreement, dated June 30, 1995 (as amended by Amendment
                                  Agreement dated August
                                  31, 1995), between the Company and Federico Benetti, M.D.
                       10.10(1)   Employment Letter Agreement, dated September 5, 1995, between the Company and Charles S. Taylor.
                       10.11(1)   Assignment Agreement, dated September 7, 1995, between the
                                  Company and Charles S. Taylor.
                       10.12(1)   Shareholder Rights Agreement dated September 8, 1995 (as amended
                                  January 3, 1996) between the Company and certain holders of the
                                  Registrant's securities.
                       10.13(1)   Letter Agreement regarding Heartport trade secret allegations, dated October 11, 1995, between the Company and Charles S. Taylor.
                       10.14(1)   Assignment, Assumption of Lease and Consent, dated November 9, 1995, between the Company and Cardiovascular Concepts, Inc. ("CVC") for
                                  the premises located at 3260 Alpine Road, Portola Valley, California
                                  94028.
                       10.17(1)   Consent to Assignment, dated December 22, 1995, among the Company,
                                  Viking Partners, Inc. ("Viking"), CVC and Fogarty  Engineering, Inc.
                                  for the premises located at 3260 Alpine Road, Portola Valley,
                                  California 94028.
                       10.19(1)   First Amendment to Assignment, Assumption of Lease and Consent,
                                  dated December 22, 1995, between the Company and CVC for the premises located at 3260 Alpine Road, Portola Valley, California 94028.
                       10.21(1)   Consulting Agreement, dated February 21, 1996, between the Company and
                                  Thomas J. Fogarty, M.D.
                       10.22(1)   Development and License Agreement, dated February 19, 1996, between the
                                  Company and Enable Medical Corp.
                       10.23(1)   Employment Letter Agreement, dated March 15, 1996, between the Company and Steve M. Van Dick.
                       10.24(1)   Lease dated March 29, 1996 for space located at 10600 North Tantau Avenue,
                                  Cupertino, California between the Company and Spieker
                                  Properties, L.P.
                       10.27(2)   Employment Agreement, dated April 19, 1996, between the Company and
                                  Steve Van Dick.
                       10.29(2)   Promissory Note for $35,000 dated May 20, 1996, between the Company and Michael Billig.
                       10.31(3)   Promissory Note for $750,000 and Security Agreement dated August 16,
                                  1996, between the Company and Richard Ferrari.
                       10.32(5)   Promissory Note for $200,000 dated December 3, 1996, between the
                                  Company and Steve Van Dick.
                       10.33(6)   Employment Letter Agreement, dated February 25, 1997, between the

                       Exhibit
                          No.                        Description
                       -------    ------------------------------------------------------------
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

--------------
(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-1840).
(2) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 30, 1996.
(3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended September 30, 1996.
(4) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 28, 1997.
(5) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended December 31, 1996.
(6) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-Q for the period ended June 27, 1997.
(7) Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the period ended January 2, 1998.
(8) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 27, 1998.
(9) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 22, 1999.

--------------
         b)  Reports on Form 8-K

                  None

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August  12, 1999            CARDIOTHORACIC SYSTEMS, INC.



                                  /s/ Richard M. Ferrari
                                  ----------------------------------------
                                  Richard M. Ferrari
                                  President and Chief Executive Officer



                                  /s/ Steven M. Van Dick
                                  ----------------------------------------
                                  Steven M. Van Dick
                                  Vice President, Finance and Chief
                                  Financial Officer (Principal Financial
                                  and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                    Exhibit Description
-------       ---------------------------------------------
27.1          Financial Data Schedule